Form 10-Q
period 1999-09-30
CHARTER COMMUNICATIONS HOLDINGS LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 1999-11-15
CIK 1085476, 1085475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    --------------------------
Commission File Number  333-77499
                        ---------
                        333-77499-01
                        ------------


                      CHARTER COMMUNICATIONS HOLDINGS, LLC
                      ------------------------------------
               CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
               ---------------------------------------------------
           (Exact name of registrants as specified in their charters)


           Delaware                                        43-1843179
           --------                                        ----------
           Delaware                                        43-1843177
           --------                                        ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                        63131
-----------------------------------                        -----
(Address of Principal Executive Offices)                   (Zip Code)

(Registrants' telephone number, including area code)       (314) 965-0555


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---

                      CHARTER COMMUNICATIONS HOLDINGS, LLC
                      ------------------------------------
               CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
               ---------------------------------------------------


              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1999
              ----------------------------------------------------


                                      INDEX
                                      -----


                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements- Charter Communications Holdings, LLC
                  a. Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                    3
                  b. Consolidated Statements of Operations - Three Months Ended
                      September 30, 1999 and 1998                                                              4
                  c. Consolidated Statements of Operations - Nine Months Ended
                      September 30, 1999 and 1998                                                              5
                  d. Consolidated Statements of Cash Flows - Nine Months Ended
                      September 30, 1999 and 1998                                                              6
                  f. Notes to Consolidated Financial Statements                                                7

                  Separate financial statements of Charter Communications
                  Holdings Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that these financial statements are not material.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  33

Part II. Other Information


         Item 1.  Legal Proceedings - None                                                                    33

         Item 2.  Change in Securities                                                                        33

         Item 3.  Defaults on Senior Securities - None                                                        33

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                  33

         Item 5.  Other Information - None                                                                    33

         Item 6.  Exhibits and Reports on Form 8-K                                                            33

         Signature Page                                                                                       34

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                             SUCCESSOR
                                                                             ------------------------------------------
                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                    1999                   1998
                                                                                    ----                   ----
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.........................................      $           434,183    $             9,573
     Accounts receivable, net of allowance
         for doubtful accounts of $4,327 and
         $1,728, respectively..........................................                   48,470                 15,108
     Note receivable from parent company...............................                   51,458                     --
     Prepaid expenses and other........................................                   27,374                  2,519
                                                                             -------------------    -------------------
              Total current assets.....................................                  561,485                 27,200
                                                                             -------------------    -------------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
     Property, plant and equipment.....................................                2,279,489                716,242
     Franchises........................................................                8,268,021              3,590,054
                                                                             -------------------    -------------------
                                                                                      10,547,510              4,306,296
                                                                             -------------------    -------------------
OTHER ASSETS...........................................................                  126,196                  2,031
                                                                             -------------------    -------------------
                                                                             $        11,235,191    $         4,335,527
                                                                             ===================    ===================

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt..............................      $                --    $            10,450
     Accounts payable..................................................                   40,781                  7,439
     Accrued expenses..................................................                  341,784                120,147
     Payables to manager of cable television
         systems -- related party......................................                    8,036                  4,334
                                                                             -------------------    -------------------
              Total current liabilities................................                  390,601                142,370
                                                                             -------------------    -------------------
LONG-TERM DEBT.........................................................                6,244,632              1,991,756
                                                                             -------------------    -------------------
DEFERRED MANAGEMENT FEES -- RELATED PARTY..............................                   17,004                 15,561
                                                                             -------------------    -------------------
OTHER LONG-TERM LIABILITIES............................................                   43,648                 38,461
                                                                             -------------------    -------------------
MINORITY INTEREST......................................................                   25,000                     --
                                                                             -------------------    -------------------
MEMBER'S EQUITY........................................................                4,514,306              2,147,379
                                                                             -------------------    -------------------
                                                                             $        11,235,191    $         4,335,527
                                                                             ===================    ===================





  The accompanying notes are an integral part of these consolidated statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                             ----------------------------------
                                                                                 1999        |          1998
                                                                               SUCCESSOR     |       PREDECESSOR
                                                                                             |
                                                                                             |
REVENUES...............................................................      $     376,189   |      $      17,403
                                                                             -------------   |      -------------
                                                                                             |
                                                                                             |
OPERATING EXPENSES:                                                                          |
     Operating, general and administrative.............................            194,716   |              9,121
     Depreciation and amortization.....................................            191,439   |              5,925
     Stock option compensation expense.................................             21,094   |                 --
     Corporate expense charges--related party..........................              7,236   |                871
                                                                             -------------   |      -------------
                                                                                   414,485   |             15,917
                                                                             -------------   |      -------------
         (Loss) income from operations.................................            (38,296)  |              1,486
                                                                             --------------  |      -------------
OTHER INCOME (EXPENSE):                                                                      |
     Interest expense..................................................           (131,081)  |             (6,212)
     Interest income...................................................              8,241   |                  9
     Other, net........................................................             (3,017)  |                  3
                                                                             --------------  |      -------------
                                                                                  (125,857)  |             (6,200)
                                                                             --------------  |      --------------
         Net loss ....................................................      $     (164,153)  |      $      (4,714)
                                                                            ===============  |      ==============


  The accompanying notes are an integral part of these consolidated statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                -------------------------------
                                                                                    1999       |          1998
                                                                                  SUCCESSOR    |       PREDECESSOR
                                                                                  ---------    |       -----------
                                                                                               |
                                                                                               |
REVENUES...............................................................       $    845,182     |    $      32,532
                                                                              -------------    |    -------------
                                                                                               |
OPERATING EXPENSES:                                                                            |
     Operating, general and administrative.............................            436,057     |           17,498
     Depreciation and amortization.....................................            441,391     |           11,236
     Stock option compensation expense.................................             59,288     |               --
     Corporate expense charges--related party..........................             18,309     |            1,499
                                                                             -------------     |    -------------
                                                                                   955,045     |           30,233
                                                                             -------------     |    -------------
         (Loss) income from operations.................................           (109,863)    |            2,299
                                                                             --------------    |    -------------
OTHER INCOME (EXPENSE):                                                                        |
     Interest expense..................................................           (288,750)    |          (11,831)
     Interest income...................................................             18,326     |               23
     Other, net........................................................               (177)    |                6
                                                                             --------------    |    -------------
                                                                                  (270,601)    |          (11,802)
                                                                             --------------    |    --------------
         Loss before extraordinary item................................           (380,464)    |           (9,503)
EXTRAORDINARY ITEM - Loss from early                                                           |
     extinguishment of debt............................................              7,794     |               --
                                                                             -------------     |    -------------
                                                                                               |
         Net loss ....................................................        $   (388,258)    |    $      (9,503)
                                                                              =============    |    ==============



  The accompanying notes are an integral part of these consolidated statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                -------------------------------
                                                                                    1999       |          1998
                                                                                SUCCESSOR      |     PREDECESSOR
                                                                                ---------      |     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                          |
                                                                                               |
     Net loss..........................................................      $    (388,258)    |    $      (9,503)
     Adjustments to reconcile net loss to net cash                                             |
         provided by operating activities:                                                     |
         Depreciation and amortization.................................            441,391     |           11,236
         Stock option compensation expense.............................             59,288     |               --
         Amortization of non-cash interest expense.....................             66,028     |              802
         Loss from early extinguishment of debt........................              7,794     |               --
     Changes in assets and liabilities, net of effects from                                    |
           acquisitions --                                                                     |
         Accounts receivable, net......................................             (2,358)    |           (1,380)
         Prepaid expenses and other....................................            (11,665)    |             (229)
         Accounts payable and accrued expenses.........................             76,591     |           15,265
         Payables to manager of cable television systems,                                      |
              including deferred management fees.......................             17,887     |            1,974
         Other operating activities....................................             (1,087)    |               --
                                                                             --------------    |    -------------
              Net cash provided by operating activities................            265,611     |           18,165
                                                                             -------------     |    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                          |
     Purchases of property, plant and equipment, net...................           (385,301)    |           (6,896)
     Note receivable from parent company...............................            (51,458)    |               --
     Payments for acquisitions, net of cash acquired...................         (2,659,384)    |         (167,484)
     Loan to Marcus Cable Holdings.....................................         (1,680,142)    |               --
     Other investing activities........................................            (11,106)    |                8
                                                                             --------------    |    -------------
              Net cash used in investing activities....................         (4,787,391)    |         (174,372)
                                                                             --------------    |    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                          |
     Borrowings of long-term debt......................................          6,464,188     |          201,200
     Repayments of long-term debt......................................         (2,539,340)    |          (48,500)
     Payments for debt issuance costs..................................           (107,562)    |           (3,440)
     Capital contributions.............................................          1,144,290     |            7,000
     Distributions.....................................................            (14,786)    |               --
     Other financing activities........................................               (400)    |               --
                                                                             --------------    |    -------------
              Net cash provided by financing activities................          4,946,390     |          156,260
                                                                             -------------     |    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................            424,610     |               53
CASH AND CASH EQUIVALENTS, beginning of period.........................              9,573     |              626
                                                                             -------------     |    -------------
CASH AND CASH EQUIVALENTS, end of period...............................      $     434,183     |    $         679
                                                                             =============     |    =============
CASH PAID FOR INTEREST.................................................      $     136,626     |    $       9,248
                                                                             =============     |    =============
NON CASH TRANSACTIONS:                                                                         |
     Transfer of Marcus Holdings' net assets to the Company............      $   1,252,370     |    $          --
                                                                             =============     |    =============
     Transfer of Rifkin equity interests to the Company and preferred                          |
         equity retained by former Rifkin owners in the Company........      $     314,022     |    $          --
                                                                             =============     |    =============
     Preferred equity retained by former Helicon owners in the                                 |
         Company.......................................................      $      25,000     |    $          --
                                                                             =============     |    =============

   The accompanying notes are an integral part of these condensed consolidated statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

         Charter Communications Holdings, LLC (Charter Holdings) owns and operates cable television systems currently serving approximately 3.7 million customers. Charter Holdings offers a full range of traditional cable television services and has begun to offer digital cable television services, interactive video programming and high-speed Internet access. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (Charter Holdco), which is a subsidiary of Charter Communications, Inc. In November 1999, Charter Communications, Inc. completed an initial public offering of the sale of 195.5 million shares of Class A common stock. Proceeds from the offering were used by Charter Communications, Inc. to purchase membership units in Charter Holdco, which is using the funds received from Charter Communications, Inc. for the acquisition of additional cable television systems.

ORGANIZATION AND BASIS OF PRESENTATION

         Charter Holdings was formed in February 1999 as a wholly owned subsidiary of Charter Investment, Inc. (Charter Investment) (formerly Charter Communications, Inc.) Charter Investment, through its wholly owned subsidiary, Charter Communications Properties Holdings, LLC (CCPH), commenced operations with the acquisition of a cable television system on September 30, 1995.

         Effective December 23, 1998, through a series of transactions, Paul G. Allen acquired approximately 94% of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in debt assumed (the "Paul Allen Transaction"). In conjunction with the Paul Allen Transaction, Charter acquired, for fair value from unrelated third parties 100% of the interests it did not already own in CharterComm Holdings, LLC (CharterComm Holdings) and CCA Group (comprised of CCA Holdings Corp., CCT Holdings Corp. and Charter Communications Long Beach, Inc.), all cable television operating companies, for $2.0 billion, excluding $1.8 billion in debt assumed. Charter Investment previously managed and owned minority interests in these companies. These acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of CharterComm Holdings and CCA Group are included in the financial statements from the date of acquisition. In February 1999, Charter Investment transferred all of its cable television operating subsidiaries to a wholly owned subsidiary of Charter Holdings, Charter Communications Operating, LLC (Charter Operating). This transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests.

         As a result of the change in ownership of CCPH, CharterComm Holdings and CCA Group, Charter Holdings has applied push-down accounting in the preparation of the consolidated financial statements. Accordingly, on December 23, 1998, Charter Holdings increased its member's equity by $2.2 billion to reflect the amounts paid by Paul G. Allen and Charter Investment. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $3.6 billion. The allocation of the purchase price is based, in part, on preliminary information which is subject to adjustment upon obtaining complete appraisal and valuation information of intangible assets. The valuation information is expected to be finalized in the fourth quarter of 1999. Management believes that finalization of the purchase price will not have a material impact on the results of operations or financial position of Charter Holdings.

         On April 23, 1998, Paul G. Allen and a company controlled by Paul G. Allen, (the "Paul G. Allen Companies") purchased substantially all of the outstanding partnership interests in Marcus Cable Company, L.L.C. (Marcus Cable) for $1.4 billion, excluding $1.8 billion in assumed liabilities. The owner of the remaining partnership interest retained voting control of Marcus Cable. In February 1999, Marcus Cable Holdings, LLC (Marcus Holdings) was formed and Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings. On March 31, 1999, Paul G. Allen purchased the remaining partnership interests in Marcus Cable, including voting control. On April 7, 1999, Marcus Holdings was merged into Charter Holdings and Marcus Cable was transferred to Charter Holdings. For financial reporting purposes, the merger was accounted for as an acquisition of Marcus Cable effective March 31, 1999, the date Paul G. Allen obtained voting control of Marcus Cable. Accordingly, the results of operations of Marcus Cable have been included in the financial statements from April 1, 1999. The assets and liabilities of Marcus Cable have been recorded in the financial statements using historical carrying values reflected in the accounts of the Paul G. Allen Companies. Total member's equity increased by $1.3 billion as a result of the Marcus Cable acquisition. Previously, on April 23, 1998, the Paul G. Allen Companies recorded the assets acquired and liabilities assumed of Marcus Cable based on their relative fair values.

         The consolidated financial statements of Charter Holdings include the accounts of Charter Operating and CCPH, the accounts of CharterComm Holdings and CCA Group and their subsidiaries since December 23, 1998 (date acquired by Charter Investment), and the accounts of Marcus Cable since March 31, 1999, and are collectively referred to as the "Company" herein. All subsidiaries are, directly or indirectly, wholly owned by Charter Holdings. All material intercompany transactions and balances have been eliminated.

         As a result of the Paul Allen Transaction and the application of push-down accounting, the financial information of the Company in the accompanying financial statements and notes thereto as of December 31, 1998, and September 30, 1999, and for the Successor Period (January 1, 1999 through September 30, 1999) is presented on a different cost basis than the financial information of the Company for the Predecessor Period (January 1, 1998 through September 30, 1998) and therefore, such information is not comparable.

         Pursuant to a membership interests purchase agreement, as amended, Vulcan Cable III, Inc. a company controlled by Paul G. Allen, contributed $500 million on August 10, 1999 to Charter Holdco, contributed an additional $180.7 million in certain equity interests acquired in connection with the acquisition of Rifkin Acquisitions Partners, L.L.L.P. and Interlink Communications Partners, LLLP (collectively, "Rifkin") in September 1999 and contributed $644.3 million in September 1999 to Charter Holdco. All funds and equity interests were contributed by Charter Holdco to Charter Holdings. In addition, certain Rifkin sellers received $133.3 million of the purchase price in the form of preferred equity in Charter Holdco.

2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the period ended December 31, 1998, included in the form S-4 Registration Statement of Charter Holdings. Interim results are not necessarily indicative of results for a full year.

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

3.  ACQUISITIONS:

         In addition to the Paul Allen Transaction and the acquisitions by Charter Investment of CharterComm Holdings, CCA Group and Marcus Holdings, the Company acquired cable television systems for an aggregate purchase price, net of cash acquired, of $291,800 in 1998, and completed the sale of certain cable television systems for an aggregate sales price of $405,000 in 1998, all prior to December 24, 1998. Through September 30, 1999, the Company has acquired cable television systems in seven separate transactions for an aggregate purchase price, net of cash, acquired of $2.7 billion, excluding debt assumed of $354 million. In connection with two of the acquisitions, Charter Holdco issued equity interests totaling $133.3 million and a subsidiary of Charter Holdings issued preferred equity interests totaling $25 million to the sellers. Charter Holdco contributed the acquired net assets to Charter Holdings increasing member's equity by $133.3 million. The $25 million preferred equity interest is classified as minority interest on the Company's consolidated balance sheet. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $2.9 billion. The allocation of the purchase prices for these acquisitions are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices will not have a material impact on the consolidated results of operations or financial position of the Company.

         The above acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the dates of acquisition. The purchase prices were allocated to tangible and intangible assets based on estimated fair values at the acquisition dates.

         Pro forma operating results as though the acquisitions discussed above, including the Paul Allen Transaction and the acquisition of Marcus Holdings, and the refinancing discussed herein, had occurred on January 1, 1998, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                                    ------------
                                                                                                1999            1998
                                                                                                ----            ----

Revenues.............................................................................      $   1,264,090   $  1,154,204
Loss from operations.................................................................           (111,400)      (144,408)
Net loss.............................................................................           (512,967)      (560,444)

         The pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4.       LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                           1999                 1998
                                                                                           ----                 ----
Charter Holdings:
   Credit Agreements (including CCPH, CCA
      Group and CharterComm Holdings).............................................     $           --     $    1,726,500
   Senior Secured Discount Debentures.............................................                 --            109,152
   11.250% Senior Notes...........................................................                 --            125,000
   8.250% Senior Notes............................................................            600,000                 --
   8.625% Senior Notes............................................................          1,500,000                 --
   9.920% Senior Discount Notes...................................................          1,475,000                 --
Charter Operating Credit Facilities...............................................          2,850,000                 --
Renaissance:
   10.0% Senior Discount Notes....................................................            114,413                 --
Rifkin:
   11.125% Senior Subordinated Notes..............................................            125,000                 --
   Note payable to former owner...................................................              3,000                 --
Helicon:
   11.0% Senior Secured Notes.....................................................            115,000                 --
                                                                                       --------------     --------------
                                                                                            6,782,413          1,960,652
   Current maturities.............................................................                 --            (10,450)
   Unamortized net (discount) premium.............................................           (537,781)            41,554
                                                                                       --------------     --------------
                                                                                       $    6,244,632     $    1,991,756
                                                                                       ==============     ==============

         In March 1999, the Company extinguished substantially all existing long-term debt, excluding borrowings of the Company under its credit agreements, and refinanced substantially all existing credit agreements at various subsidiaries with a new credit agreement entered into by Charter Operating (the "Charter Operating Credit Facilities"). The excess of the amount paid over the carrying value of the Company's long-term debt was recorded as an extraordinary item-loss on early extinguishment of debt in the accompanying consolidated statement of operations.

CHARTER HOLDINGS NOTES

         In March 1999, the Company issued $600.0 million 8.250% Senior Notes due 2007 (the "8.250% Senior Notes") for net proceeds of $598.4 million, $1.5 billion 8.625% Senior Notes due 2009 (the "8.625% Senior Notes") for net proceeds of $1,495.4 million, and $1,475.0 million 9.920% Senior Discount Notes due 2011 (the "9.920% Senior Discount Notes") for net proceeds of $905.6 million, (collectively with the 8.250% Senior Notes and the 8.625% Senior Notes, referred to as the "Charter Holdings Notes").

         The 8.250% Senior Notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on April 1 and October 1, beginning October 1, 1999 until maturity.

         The 8.625% Senior Notes are redeemable at the option of the Company at amounts decreasing from 104.313% to 100% of par value beginning on April 1, 2004, plus accrued and unpaid interest, to the date of redemption. At any time prior to April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 8.625% Senior Notes at a redemption price of 108.625% of the principal amount under certain conditions. Interest is payable semi-annually in arrears on April 1 and October 1, beginning October 1, 1999 until maturity.

         The 9.920% Senior Discount Notes are redeemable at the option of the Company at amounts decreasing from 104.960% to 100% of accreted value beginning April 1, 2004. At any time prior to April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 9.920% Senior Discount Notes at a redemption price of 109.920% of the accreted value under certain conditions. No interest will be payable until April 1, 2004. Thereafter, interest is payable semi-annually in arrears on April 1 and October 1 beginning April 1, 2004 until maturity. The discount on the 9.920% Senior Discount Notes is being accreted using the effective interest method at a rate of 9.920% per year. The unamortized discount was $520.9 million at September 30, 1999.

         The Charter Holdings Notes rank equally with current and future unsecured and unsubordinated indebtedness (including trade payables of the Company). The Company is required to make an offer to repurchase all of the Charter Holdings Notes, at a price equal to 101% of the aggregate principal or 101% of the accreted value, together with accrued and unpaid interest, upon a Change of Control of the Company, as defined.

RENAISSANCE NOTES

         In connection with the acquisition of Renaissance Media Group LLC (Renaissance) during the second quarter of 1999, the Company assumed $163,175 principal amount of senior discount notes due April 2008 (the "Renaissance Notes"). As a result of the change in control of Renaissance, the Company was required to make an offer to repurchase the Renaissance Notes at 101% of their accreted value plus accrued interest. In May 1999, the Company made an offer to repurchase the Renaissance Notes pursuant to this requirement, and the holders of the Renaissance Notes tendered an amount representing 30% of the total outstanding principal amount for repurchase.

         As of September 30, 1999, $114.4 million aggregate principal amount of Renaissance Notes with an accreted value of $83.8 million remains outstanding. Interest on the Renaissance Notes shall be paid semi-annually at a rate of 10% per annum beginning on October 15, 2003.

         The Renaissance Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the original principal amount at maturity with the proceeds of one or more sales of membership units at 110% of their accreted value plus accrued interest on the redemption date, provided that after any such redemption, at least $106 million aggregate principal amount at maturity remains outstanding.

HELICON NOTES

         The Company acquired Helicon I. L.P. and affiliates in July 1999. As of September 30, 1999, Helicon had outstanding $115.0 million in principal amount of 11% senior secured notes due 2003 (the "Helicon Notes"). On November 1, 1999, the Company redeemed all of the Helicon Notes at a purchase price equal to 103% of their principal amount, plus accrued interest, for $124.8 million using borrowings from the Charter Operating Credit Facilities. Accordingly, the Helicon Notes have been classified as long-term debt in the accompanying consolidated balance sheet as of September 30, 1999.

RIFKIN NOTES

         The Company acquired Rifkin in September 1999. As of September 30, 1999, Rifkin had outstanding $125.0 million in principal amount of 111/8% senior subordinated notes due 2006 (the "Rifkin Notes"). Interest on the Rifkin subordinated notes is payable semi-annually on January 15 and July 15 of each year. In September 1999, the Company commenced an offer to repurchase any and all of the outstanding Rifkin Notes, together with a $3.0 million promissory note payable to Monroe Rifkin, for cash at a premium over the principal amounts. In conjunction with this tender offer, the Company sought and obtained the consent of a majority in principal amount of the note holders of the outstanding Rifkin Notes to proposed amendments to the indenture governing the Rifkin Notes, which eliminated substantially all of the restrictive covenants. In November 1999, the Company repurchased the Rifkin Notes with a total outstanding principal amount of $124.1 million for a total of $140.6 million, including a consent fee of $30 per $1000 to the holders who delivered timely consents to amending the indenture, and repurchased the promissory note issued to Monroe Rifkin for $3.4 million. These notes were paid using borrowings from the Charter Operating Credit Facilities. Accordingly, the Rifkin Notes and note payable to Monroe Rifkin have been classified as long-term debt in the accompanying consolidated balance sheet as of September 30, 1999.

CHARTER OPERATING CREDIT AGREEMENT

         The Charter Operating Credit Facilities provides for two term facilities, one with a principal amount of $1.0 billion that matures September 2008 (Term A), and the other with the principal amount of $1.85 billion that matures March 2009 (Term B). The Charter Operating Credit Facilities also provides for a $1.25 billion revolving credit facility with a maturity date of September 2008. Amounts under the Charter Operating Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (7.53% as of September 30, 1999). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility.

         The indentures governing the debt agreements require the Company and/or its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios. These debt instruments also contain substantial limitations on, or prohibitions of distributions, additional indebtedness, liens, asset sales and certain other items. As a result of limitations and prohibitions of distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to Charter Holdings, the parent company.

         Based upon outstanding indebtedness at September 30, 1999, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facility, and the maturity dates for all senior and subordinated notes, aggregate future principal payments on the total borrowings under all debt agreements at September 30, 1999, are as follows:

                  YEAR                                                         AMOUNT
                  ----                                                         ------

                  2000................................................    $           --
                  2001................................................                --
                  2002................................................            88,875
                  2003................................................           156,000
                  2004................................................           168,500
                  Thereafter..........................................         6,369,038
                                                                          --------------
                                                                          $    6,782,413
                                                                          ==============

5.  RELATED-PARTY TRANSACTIONS:

         The Company is charged a management fee equal to 3.5% percent of gross revenues payable quarterly. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Investment, the Company records a distribution to (capital contribution from) parent. For the three and nine months ended September 30, 1999, the Company recorded a distribution of $5,069 and $14,786, respectively. As of September 30, 1999, management fees currently payable of $12,210 are included in payables to manager of cable television systems -- related party.

         In the second quarter of 1999, Charter Holdings loaned $50 million to Charter Holdco. The promissory note bears interest at 7.5% compounded annually. For the three and nine months ended September 30, 1999, Charter Holdings recognized $1.0 million and $1.5 million of interest income pertaining to this promissory note.

6.  STOCK OPTION PLAN

         In accordance with an employment agreement between the President and Chief Executive Officer of Charter Communications, Inc. and a related option agreement with the President and Chief Executive Officer, an option to purchase 3% of the equity value of Charter Holdco, or 7,044,121 membership interests, was issued to the President and Chief Executive Officer. The option vests over a four year period from the date of grant and expires ten years from the date of grant.

         In February 1999, the Company adopted an option plan providing for the grant of options to purchase up to an aggregate of 10% of the equity value of the Company. The plan was assumed by Charter Holdco. The option plan provides for grants of options to employees, officers and directors of Charter Holdco and its affiliates and consultants who provide services to Charter Holdco. Options granted vest over five years from the grant date commencing 15 months after the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant.

         Membership units received upon exercise of the options will be automatically exchanged for shares of Class A common stock of Charter Communications, Inc. on a one-for-one basis.

         Options outstanding as of November 12, 1999, are as follows:

                                                                                                                OPTIONS
                                                                 OPTIONS OUTSTANDING                          EXERCISABLE
                                           ----------------------------------------------------------------   -----------
                                                                                                REMAINING       NUMBER

                                           NUMBER OF         EXERCISE            TOTAL        CONTRACT LIFE       OF
                                             OPTIONS           PRICE             DOLLARS       (IN YEARS)       OPTIONS
                                             -------           -----             -------       ----------       -------

Outstanding as of
   January 1, 1999....................        7,044,127      $   20.00      $     140,882,540      9.2 (1)     1,761,032
Granted:
   February 9, 1999...................        9,050,881          20.00            181,017,620                    130,000
   April 5, 1999......................          443,200          20.73              9,187,536                         --
   November 8, 1999...................        4,600,000          19.00             87,400,000                         --
Cancelled.............................         (378,400)     20.00-20.73           (7,595,886)                        --
                                        ---------------      -----------    -----------------    -----       -----------
Outstanding as of
   November 12, 1999..................       20,759,808      $   19.79 (1)  $     410,891,810      9.4 (1)     1,891,032
                                        ===============      =========      =================    =====       ===========

---------------------------
(1) Weighted average

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for the option plans. Stock option compensation expense of $21.1 and $59.3 million for the three and nine months ended September 30, 1999, respectively, has been recorded in the financial statements since the exercise prices were less than the estimated fair values of the underlying membership interests on the date of grant. Estimated fair values were determined by the Company using the valuation inherent in the Paul Allen Transaction and valuations of public companies in the cable television industry adjusted for factors specific to the Company. Compensation expense is being accrued over the vesting period of each grant that varies from four to five years. As of September 30, 1999, deferred compensation remaining to be recognized in future periods totaled $104 million. No stock option compensation expense will be recorded for the November 8, 1999 options since the exercise price is equal to the estimated fair value of the underlying membership interests on the date of grant. Since the membership units are exchangeable into Class A common stock of Charter Communications, Inc. on a one-for-one basis, the estimated fair value was equal to the initial offering price of Class A common stock.

7.  ACCOUNTING STANDARD NOT YET IMPLEMENTED:

         SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We have not yet quantified the impact of adopting SFAS No. 133 on our consolidated financial statements nor have we determined the timing or method of our adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings (losses).

8.  SUBSEQUENT EVENT:

         In October 1999, the Company acquired cable television systems from InterMedia in a transaction for an aggregate purchase price of $904 million plus adjustments and exchanged company-operated cable television systems serving approximately 144,000 customers. At the closing, Charter Holdings retained a cable television system serving approximately 30,000 customers for which Charter Holdings was unable to obtain the necessary regulatory approvals. If the necessary regulatory approvals cannot be obtained for the transfer of this system by March 20, 2000 and Charter Holdings is unable to transfer to InterMedia satisfactory replacement systems before April 1, 2000, Charter Holdings must pay InterMedia $88.2 million. In addition, if Charter Holdings transfers cash or property other than the retained system to InterMedia, in certain circumstances, Charter Holdings must indemnify InterMedia 50% of all taxes and related costs incurred or arising out of any claim that InterMedia suffered tax losses to which it would not have been subject if Charter Holdings had transferred the retained system. The exchange of cable television systems will be recorded at the fair value of the systems exchanged.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Reference is made to the "Certain Trends and Uncertainties" section below in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

GENERAL

         Charter Communications Holdings, LLC (Charter Holdings) owns and operates cable television systems currently serving approximately 3.7 million customers. Charter Holdings offers a full range of traditional cable television services and has begun to offer digital cable television services, interactive video programming and high-speed Internet access. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (Charter Holdco), which is a subsidiary of Charter Communications, Inc. In November 1999, Charter Communications, Inc. completed an initial public offering for the sale of 195.5 million shares of Class A common stock. Proceeds from the offering were used by Charter Communications, Inc. to purchase membership units in Charter Holdco, which is using the funds received from Charter Communications, Inc. for the acquisition of additional cable television systems.

INTRODUCTION

         We do not believe that the historical financial condition and results of operations are accurate indicators of future results because of recent significant events, including:

         (1) the acquisition by Mr. Allen of CCA Group, Charter Communications Properties Holdings, LLC and CharterComm Holdings LLC, referred to together with their subsidiaries as the Charter companies;

         (2) the merger of Marcus Cable Holdings, LLC with and into Charter Holdings;

         (3) the recent acquisitions of Charter Holdings and its direct and indirect subsidiaries;

         (4) the refinancing of the previous credit facilities of the Charter companies; and

         (5) the purchase of publicly held notes that had been issued by several of the direct and indirect subsidiaries of Charter Holdings and Marcus Holdings.

Provided below is a discussion of our organizational history consisting of:

         (1) the operation and development of the Charter companies prior to the acquisition by Mr. Allen, together with the acquisition of the Charter companies by Mr. Allen;

         (2)      the merger of Marcus Holdings with and into Charter Holdings;

         (3) the recent acquisitions of Charter Holdings and its direct and indirect subsidiaries; and

         (4)      the formation of Charter Communications, Inc.

ORGANIZATIONAL HISTORY

         Prior to the acquisition of the Charter companies by Mr. Allen on December 23, 1998, and the merger of Marcus Holdings with and into Charter Holdings effective March 31, 1999, the cable television systems of the Charter and Marcus companies were operated under four groups of companies. Three of these groups were comprised of companies that were managed by Charter Investment, Inc. prior to the acquisition of the Charter companies by Mr. Allen and the fourth group was comprised of companies that were subsidiaries of Marcus Holdings. Charter started managing Marcus Holdings in October 1998.

         The following is an explanation of how:

         (1) Charter Communications Properties Holdings; the operating companies that formerly comprised CCA Group and CharterComm Holdings; and the Marcus companies became wholly owned subsidiaries of Charter Operating;

         (2) Charter Operating became a wholly owned subsidiary of Charter Holdings;

         (3) Charter Holdings became a wholly owned subsidiary of Charter Holdco; and

         (4) Charter Holdco became a wholly owned subsidiary of Charter Investment, Inc.

THE CHARTER COMPANIES

         Prior to Charter Investment, Inc. acquiring the remaining interests that it did not previously own in two of the three groups of Charter companies, namely CCA Group and CharterComm Holdings, as described below, the operating subsidiaries of the three groups of Charter companies were parties to separate management agreements with Charter Investment, Inc. pursuant to which Charter Investment, Inc. provided management and consulting services.
Prior to our acquisition by Mr. Allen, the Charter companies were as follows:

         (1)      Charter Communications Properties Holdings, LLC

                  Charter Communications Properties Holdings was a wholly owned subsidiary of Charter Investment, Inc. The primary subsidiary of Charter Communications Properties Holdings, which owned the cable television systems, was Charter Communications Properties, LLC. In connection with Mr. Allen's acquisition on December 23, 1998, Charter Communications Properties Holdings was merged out of existence. Charter Communications Properties Holdings became a direct, wholly owned subsidiary of Charter Investment, Inc. In May 1998, Charter Communications Properties Holdings acquired certain cable television systems from Sonic Communications, Inc. for a total purchase price, net of cash acquired, of $228.4 million, including $60.9 million of assumed debt.

         (2)      CCA Group

                  The controlling interests in CCA Group were held by affiliates of Kelso & Co. Charter Investment, Inc. had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition, the remaining interests it did not previously own in CCA Group were acquired by Charter Investment, Inc. from the Kelso affiliates. Consequently, the companies comprising CCA Group became wholly owned subsidiaries of Charter Investment, Inc.

                  CCA Group consisted of the following three sister companies:

                           (a)      CCT Holdings, LLC,

                           (b)      CCA Holdings, LLC, and

                           (c)      Charter Communications Long Beach, LLC.

                  The cable television systems were owned by the various subsidiaries of these three sister companies. The financial statements for these three sister companies historically were combined and the term "CCA Group" was assigned to these combined entities. In connection with Mr. Allen's acquisition on December 23, 1998, the three sister companies and some of the non-operating subsidiaries were merged out of existence, leaving certain of the operating subsidiaries owning all of the cable television systems under this former group. These operating subsidiaries became indirect, wholly owned subsidiaries of Charter Investment, Inc.

         (3)      CharterComm Holdings, LLC

                  The controlling interests in CharterComm Holdings were held by affiliates of Charterhouse Group International Inc. Charter Investment, Inc. had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition, the remaining interests it did not previously own in CharterComm Holdings were acquired by Charter Investment, Inc. from the Charterhouse affiliates. Consequently, CharterComm Holdings became a wholly owned subsidiary of Charter Investment, Inc.

                  The cable television systems were owned by the various subsidiaries of CharterComm Holdings. In connection with Mr. Allen's acquisition on December 23, 1998, some of the non-operating subsidiaries were merged out of existence, leaving certain of the operating subsidiaries owning all of the cable television systems under this former group. CharterComm Holdings was merged out of existence. Charter Communications, LLC became a direct, wholly owned subsidiary of Charter Investment, Inc.


         In February 1999, Charter Holdings was formed as a wholly owned subsidiary of Charter Investment, Inc., and Charter Operating was formed as a wholly owned subsidiary of Charter Holdings. All of Charter Investment, Inc.'s direct interests in the entities described above were transferred to Charter Operating. All of the prior management agreements were terminated and a new management agreement was entered into between Charter Investment, Inc. and Charter Operating.

         In May 1999, Charter Holdco was formed as a wholly owned subsidiary of Charter Investment, Inc. All of Charter Investment, Inc.'s interests in Charter Holdings were transferred to Charter Holdco.

         The acquisition by Mr. Allen became effective on December 23, 1998, through a series of transactions in which Mr. Allen acquired approximately 94% of the equity interests of Charter Investment, Inc. for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in assumed debt. Charter Communications Properties Holdings, the operating companies that formerly comprised CCA Group and CharterComm Holdings were contributed to Charter Operating subsequent to Mr. Allen's acquisition. Charter Communications Properties Holdings is deemed to be our predecessor. Consequently, the contribution of Charter Communications Properties Holdings was accounted for as a reorganization under common control. Accordingly, Charter Holdings results of operations for periods prior to and including December 23, 1998 include the accounts of Charter Communications Properties Holdings. The contributions of the operating companies that formerly comprised CCA Group and CharterComm Holdings were accounted for in accordance with purchase accounting. Accordingly, Charter Holdings results of operations for periods after December 23, 1998 include the accounts of Charter Communications Properties Holdings, CCA Group and CharterComm Holdings.

MARCUS COMPANIES

         In April 1998, Mr. Allen acquired approximately 99% of the non-voting economic interests in Marcus Cable, and agreed to acquire the remaining interests. The owner of the remaining partnership interests retained voting control of Marcus Cable. In October 1998, Marcus Cable entered into a management consulting agreement with Charter Investment, Inc., pursuant to which Charter Investment, Inc. provided management and consulting services to Marcus Cable and its subsidiaries which own cable television systems. This agreement placed the Marcus cable television systems under common management with the cable television systems of the Charter companies acquired by Mr. Allen in December 1998.

         In March 1999, all of Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings, a then newly formed company. Later in March 1999, Mr. Allen acquired the remaining interests in Marcus Cable, including voting control, which interests were transferred to Marcus Holdings. In April 1999, Mr. Allen merged Marcus Holdings into Charter Holdings, and the operating subsidiaries of Marcus Holdings and all of the cable television systems they owned came under the ownership of Charter Holdings and, in turn, Charter Operating. For financial reporting purposes, the merger of Marcus Holdings with and into Charter Holdings was accounted for as an acquisition of Marcus Holdings effective March 31, 1999, and accordingly, the results of operations of Marcus Holdings have been included in the consoldiated financial statements of Charter Holdco since that date.

ACQUISITIONS

         In the second, third and fourth quarters of 1999, direct or indirect subsidiaries of Charter Holdings acquired Renaissance Media Group LLC, American Cable Entertainment, LLC, cable television systems of Greater Media Cablevision, Inc., Helicon Partners I, L.P. and affiliates, Vista Broadband Communications, L.L.C., a cable television system of Cable Satellite of South Miami, Inc., Rifkin Acquisition Partners, L.L.L.P. and InterLink Communications, LLLP (collectively "Rifkin"), and cable television systems of InterMedia Capital Partners IV, L.P., InterMedia Partners and affiliates for a total purchase price of approximately $4.3 billion which included assumed debt of $354 million. These acquisitions were funded through excess cash from the issuance by Charter Holdings of senior notes, borrowings under the Charter Operating credit facilities, capital contributions to Charter Holdings by Mr. Allen and the assumption of the outstanding Renaissance, Helicon and Rifkin notes.

         As part of the transaction with InterMedia, we agreed to "swap" some of our non-strategic cable television systems located in Indiana, Montana, Utah and northern Kentucky, representing 144,000 basic customers. The InterMedia systems serve approximately 412,000 customers in Georgia, North Carolina, South Carolina and Tennessee. We have transferred 114,000 subscribers to InterMedia in connection with this swap. Subscribers totaling 30,000 are yet to be transferred pending the necessary regulatory approvals. If the necessary regulatory approvals cannot be obtained for the transfer of this system by March 20, 2000 and we are unable to transfer to InterMedia satisfactory replacement systems before April 1, 2000, we must pay InterMedia $88.2 million. In addition, if we transfer cash or property other than the retained system to InterMedia, in certain circumstances, we must indemnify InterMedia 50% of all taxes and related costs incurred or arising out of any claim that InterMedia suffered tax losses to which it would not have been subject if we had transferred the retained system. The exchange of cable television systems will be recorded at the fair value of the systems exchanged.

                  Certain Rifkin sellers received $133.3 million of the purchase price in the form of preferred equity of Charter Holdco. Under the Helicon purchase agreement, $25 million of the purchase price was paid in the form of preferred limited liability company interests in a subsidiary of Charter Holdings.

                                                                  PURCHASE       BASIC SUBSCRIBERS
                                                ACQUISITION         PRICE              AS OF
ACQUISITION                                        DATE         (IN MILLIONS)   SEPTEMBER 30, 1999
-----------                                        ----         -------------   ------------------

Renaissance ......................                   4/99     $        459               132,300
American Cable ...................                   5/99              240                69,600
Greater Media systems ............                   6/99              500               174,300
Helicon  .........................                   7/99              550               172,000
Vista    .........................                   7/99              126                27,500
Cable Satellite...................                   8/89               22                 9,100
Rifkin   .......................                     9/99            1,460               464,500
InterMedia systems................                  10/99              904+              405,200
                                                              systems swap              (141,900)(a)
                                                                                    ------------
                                                                                         263,300
                                                              ------------          ------------
         Total....................                            $      4,261             1,312,600
                                                              ============          ============

(a) Represents the number of basic customers served by cable television systems that we agreed to transfer to InterMedia. This number includes 30,000 basic customers served by an Indiana cable television system that we did not transfer at the time of the InterMedia closing because necessary regulatory approvals were still pending.

OVERVIEW

         Approximately 86% of our historical revenues for the nine months ended September 30, 1999, are attributable to monthly subscription fees charged to customers for our basic, expanded basic and premium cable television programming services, equipment rental and ancillary services provided by our cable television systems. In addition, we derive other revenues from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs requested, advertising revenues and commissions related to the sale of merchandise by home shopping services. We have generated increased revenues in each of the past eight fiscal quarters, primarily through internal customer growth, basic and expanded tier rate increases and acquisitions as well as innovative marketing, such as our MVP package of premium services. The MVP package entitles customers to receive a substantial discount on bundled premium services of HBO, Showtime, Cinemax and The Movie Channel. The MVP package has increased premium revenue by 3.4% and premium cash flow by 5.5% in the initial nine months of this program. We are beginning to offer our customers several other services, which are expected to contribute to our revenues in the future. One of these services is digital cable, which provides subscribers with additional programming options. We are also offering high speed Internet access to the World Wide Web through cable modems. Cable modems can be attached to personal computers so that users can send and receive data over cable systems. Our television based Internet access allows us to offer the services provided by WorldGate Communications, Inc., which offers users TV-based e-mail and other Internet access.

         Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense and management fees/corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings. Programming costs account for approximately 44% of our operating costs for the nine months ended September 30, 1999. Programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased cost to produce or purchase cable programming, inflation and other factors affecting the cable television industry. In each year we have operated, our costs to acquire programming have exceeded customary inflationary increases. A significant factor with respect to increased programming costs is the rate increases and surcharges imposed by national and regional sports networks directly tied to escalating costs to acquire programming for professional sports packages in a competitive market. We have benefited in the past from our membership in an industry cooperative that provides members with volume discounts from programming networks. We believe our membership has minimized increases in our programming costs relative to what the increases would otherwise have been. We also believe that we should derive additional discounts from programming networks due to our increased size. Finally, we were able to negotiate favorable terms with premium networks in conjunction with the premium packages, which minimized the impact on margins and provided substantial volume incentives to grow the premium category. Although we believe that we will be able to pass future increases in programming costs through to customers, there can be no assurance that we will be able to do so.

         General and administrative expenses primarily include accounting and administrative personnel and professional fees. Depreciation and amortization expense relates to the depreciation of our tangible assets and the amortization of our franchise costs. Management fees/corporate expense charges are fees paid to or charges from Charter Investment, Inc. for corporate management and consulting services. Charter Holdings records actual corporate expense charges incurred by Charter Investment, Inc. on behalf of Charter Holdings. Prior to the acquisition of us by Mr. Allen, the CCA Group and CharterComm Holdings recorded management fees payable to Charter Investment, Inc. equal to 3.0% to 5.0% of gross revenues plus certain expenses. In October 1998, Charter Investment, Inc. began managing the cable operations of Marcus Holdings under a management agreement, which was terminated in February 1999 and replaced by a master management fee arrangement. The Charter Operating credit facilities limit management fees to 3.5% of gross revenues.

         In connection with the initial public offering by Charter Communications, Inc., on November 9, 1999, the existing management agreement between Charter Investment, Inc. and Charter Operating was assigned to Charter Communications, Inc. and Charter Communications, Inc. entered into a new management agreement with Charter Holdco. This management agreement is substantially similar to the existing management agreement with Charter Operating except that Charter Communications, Inc. is only entitled to receive reimbursement of its expenses as consideration for its providing management services.

         We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior and anticipated net losses include depreciation and amortization expenses associated with our acquisitions, capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

RESULTS OF OPERATIONS

         The following discusses the results of operations for:

         (1) Charter Holdings, comprised of Charter Communications Properties Holdings, for the nine months ended September 30, 1998, and

         (2) Charter Holdings comprised of the following for the nine months ended September 30, 1999:

                  - Charter Communications Properties Holdings, CCA Group and
                    CharterComm Holdings for the entire period.

                  - Marcus Holdings for the period from March 31, 1999 (the date
                    Mr. Allen acquired voting control) through September
                    30, 1999.

                  - Renaissance Media Group LLC for the period from May 1, 1999
                    (the acquisition date) through September 30, 1999.

                  - American Cable Entertainment, LLC for the period from May 8,
                    1999 (the acquisition date) through September 30, 1999.

                  - Cable television systems of Greater Media Cablevision, Inc.
                    for the period from July 1, 1999 (the acquisition date) through September 30, 1999.

                  - Helicon Partners I, L.P. and affiliates for the period from
                    July 31, 1999 (the acquisition date) through September 30, 1999.

                  - Vista Broadband Communications, L.L.C. for the period from
                    July 31, 1999 (the acquisition date) through September 30, 1999.

                  - Cable television system of Cable Satellite of South Miami,
                    Inc. for the period from July 31, 1999 (the acquisition date) through September 30, 1999.

                  - No operating results are included for the InterMedia systems as they were acquired on October 1, 1999.

         The following table sets forth the percentages of revenues that items in the unaudited statements of operations constitute for the indicated periods.

                                                                   THREE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------------------------------------------
                                                               1999                               1998
                                                 ----------------------------        ------------------------------
                                                                       (DOLLARS IN THOUSANDS)
                                                            SUCCESSOR                         PREDECESSOR
                                                            ---------                         -----------
STATEMENTS OF OPERATIONS
Revenues ...................................       $    376,189         100.0%       $       17,403           100.0%
                                                   ------------       -------        --------------        --------
Operating expenses:
     Operating, general and
         administrative......................           194,716          51.8                 9,121            52.4
     Depreciation and amortization...........           191,439          50.9                 5,925            34.0
     Stock option compensation
         expense.............................            21,094           5.6                    --            --
     Management fees/corporate
         expense charges.....................             7,236           1.9                   871             5.0
                                                 --------------     ---------        --------------     -----------
     Total operating expenses................           414,485         110.2                15,917            91.4
                                                 --------------     ---------        --------------     -----------
Income (loss) from operations................           (38,296)        (10.2)                1,486             8.6
Interest income..............................             8,241           2.2                     9             0.1
Interest expense.............................          (131,081)        (34.8)               (6,212)          (19.0)
Other income  ...............................            (3,017)         (0.8)                    3            --
                                                 --------------     ---------        --------------     -----------
         Net loss............................    $     (164,153)        (43.6)%             $(4,714)          (10.3)%
                                                 ==============     =========        ==============     ===========

PERIOD FROM JULY 1, 1999 THROUGH SEPTEMBER 30, 1999
COMPARED TO PERIOD FROM JULY 1, 1998 THROUGH SEPTEMBER 30, 1998

         REVENUES. Revenues increased by $358.8 million, from $17.4 million for the period from July 1, 1998 through September 30, 1998 to $376.2 million for the period from July 1, 1999 through September 30, 1999. The increase in revenues primarily resulted from the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions. Additional revenues from these entities included for the period ended September 30, 1999 were $151.0 million, $133.0 million and $74.6 million, respectively.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $185.6 million, from $9.1 million for the period from July 1, 1998 through September 30, 1998 to $194.7 million for the period from July 1, 1999 through September 30, 1999. This increase was due primarily to the acquisitions of the CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions. Additional operating, general and administrative expenses from these entities included for the period from July 1, 1999 through September 30, 1999 were $76.2 million, $70.9 million and $39.2 million, respectively.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $185.5 million, from $5.9 million for the period from July 1, 1998 through September 30, 1998 to $191.4 million for the period from July 1, 1999 through September 30, 1999. There was a significant increase in amortization expense resulting from the acquisitions of the CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions. Additional depreciation and amortization expense from these entities included for the period ended September 30, 1999 were $78.9 million, $68.3 million and $38.7 million, respectively.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense for the period from July 1, 1999 through September 30, 1999 was $21.1 million due to the granting of options to employees in December 1998, February 1999 and April 1999. The exercise prices of the options are less than the estimated fair values of the underlying membership units on the date of grant, resulting in compensation expense accrued over the vesting period of each grant that varies from four to five years.

         MANAGEMENT FEES/CORPORATE EXPENSE CHARGES. Management fees/corporate expense charges increased by $6.4 million, from $0.9 million for the period from July 1, 1998 through September 30, 1998 to $7.2 million for the period from July 1, 1999 through September 30, 1999. The increase from the period from July 1, 1998 through September 30, 1998 compared to the period from July 1, 1999 through September 30, 1999 was the result of the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions.

         INTEREST INCOME. Interest income increased by $8.2 million from $9,000 for the period from July 1, 1998 to September 30, 1998 to $8.2 million for the period from July 1, 1999 to September 30, 1999. The increase was primarily due to investing excess cash that resulted from required credit facilities drawdowns.

         INTEREST EXPENSE. Interest expense increased by $124.9 million, from $6.2 million for the period from July 1, 1998 through September 30, 1998 to $131.1 million for the period from July 1, 1999 through September 30, 1999. This increase resulted primarily from interest on the notes and credit facilities used to finance the acquisitions of CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions.

         NET LOSS. Net loss increased by $159.4 million, from $4.7 million for the period from July 1, 1998 through September 30, 1998 to $164.2 million for the period from July 1, 1999 through September 30, 1999. The increase in revenues that resulted from the acquisitions of CCA Group, CharterComm Holdings, and Marcus Holdings was not sufficient to offset the operating expenses associated with the acquired systems and loss from early extinguishment of debt.

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                1999                      1998
                                       -----------------------    -----------------------
                                                      (DOLLARS IN THOUSANDS)
                                               SUCCESSOR                PREDECESSOR
STATEMENTS OF OPERATIONS
Revenues ............................  $ 845,182        100.0%    $  32,532        100.0%
                                       ---------      --------    ---------      -------
Operating expenses:
     Operating, general and
         administrative .............    436,057         51.6        17,498         53.8
     Depreciation and amortization...    441,391         52.2        11,236         34.5
     Stock option compensation
         expense ....................     59,288          7.0            --         --
     Management fees/corporate
         expense charges ............     18,309          2.2         1,499          4.6
                                       ---------      -------     ---------      -------
         Total operating expenses....    955,045        113.0        30,233         92.9
                                       ---------      -------     ---------      -------
(Loss) income from operations .......   (109,863)       (13.0)        2,299          7.1
Interest income .....................     18,326          2.2            23          0.1
Interest expense ....................   (288,750)       (34.2)      (11,831)       (36.4)
Other (expense) income ..............       (177)        --               6         --
                                       ---------      -------     ---------      -------
Loss before extraordinary item ......   (380,464)       (45.0)       (9,503)       (29.2)
Extraordinary item-loss from
     early extinguishment of debt....      7,794          0.9            --         --
                                       ---------      -------     ---------      -------
         Net loss ...................  $(388,258)       (45.9)%   $  (9,503)       (29.2)%
                                       =========      =======     =========      =======

PERIOD FROM JANUARY 1, 1999 THROUGH SEPTEMBER 30, 1999
COMPARED TO PERIOD FROM JANUARY 1, 1998 THROUGH SEPTEMBER 30, 1998

         REVENUES. Revenues increased by $812.7 million, from $32.5 million for the first nine months of 1998 to $845.2 million for the first nine months of 1999. The increase in revenues primarily resulted from the acquisitions of CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions. Additional revenues from these entities included for the period ended September 30, 1999 were $439.3 million, $26.2 million, $261.2 million and $90.7 million, respectively.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $418.6 million, from $17.5 million for the period from January 1, 1998 through September 30, 1998 to $436.1 million for the period from January 1, 1999 through September 30, 1999. This increase was due primarily to the acquisitions of the CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions. Additional operating, general and administrative expenses from these entities included for the period from January 1, 1999 through September 30, 1999 were $221.1 million, $13.7 million, $140.4 million and $46.8 million, respectively.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $430.2 million, from $11.2 million for the period from January 1, 1998 through September 30, 1998 to $441.4 million for the period from January 1, 1999 through September 30, 1999. There was a significant increase in amortization expense resulting from the acquisitions of the CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions. Additional depreciation and amortization expense from these entities included for the period ended September 30, 1999 were $244.0 million, $5.3 million, $133.9 million and $47.3 million, respectively.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense for the period from January 1, 1999 through September 30, 1999 was $59.3 million due to the granting of options to employees in December 1998, February 1999 and April 1999. The exercise prices of the options are less than the estimated fair values of the underlying membership units on the date of grant, resulting in compensation expense accrued over the vesting period of each grant that varies from four to five years.

         MANAGEMENT FEES/CORPORATE EXPENSE CHARGES. Management fees/corporate expense charges increased by $16.8 million, from $1.5 million for the period from January 1, 1998 through September 30, 1998 to $18.3 million for the period from January 1, 1999 through September 30, 1999. The increase from the period from January 1, 1998 through September 30, 1998 compared to the period from January 1, 1999 through September 30, 1999 was the result of the acquisitions of CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions.

         INTEREST INCOME. Interest income increased by $18.3 million from $23,000 for the period from January 1, 1998 to September 30, 1998 to $18.3 million for the period from January 1, 1999 to September 30, 1999. The increase was primarily due to investing excess cash that resulted from required credit facilities drawdowns.

         INTEREST EXPENSE. Interest expense increased by $276.9 million, from $11.8 million for the period from January 1, 1998 through September 30, 1998 to $288.8 million for the period from January 1, 1999 through September 30, 1999. This increase resulted primarily from interest on the notes and credit facilities used to finance the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions.

         NET LOSS. Net loss increased by $378.8 million, from $9.5 million for the period from January 1, 1998 through September 30, 1998 to $388.3 million for the period from January 1, 1999 through September 30, 1999. The increase in revenues that resulted from the acquisitions of CCA Group, CharterComm Holdings, Sonic and Marcus Holdings was not sufficient to offset the operating expenses associated with the acquired systems and loss from early extinguishment of debt.

OUTLOOK

         Our business strategy emphasizes the increase of our operating cash flow by increasing our customer base and the amount of cash flow per customer. We believe that there are significant advantages in increasing the size and scope of our operations, including:

         - improved economies of scale in management, marketing, customer service, billing and other administrative functions;
         - reduced costs for our cable television systems and our infrastructure in general;
         -  increased leverage for negotiating programming contracts; and
         - increased influence on the evolution of important new technologies affecting our business.

         We seek to "cluster" cable television systems in suburban and ex-urban areas surrounding selected metropolitan markets. We believe that such "clustering" offers significant opportunities to increase operating efficiencies and to improve operating margins and cash flow by spreading fixed costs over an expanding subscriber base. In addition, we believe that by concentrating "clusters" in markets, we will be able to generate higher growth in revenues and operating cash flow. Through strategic acquisitions and "swaps" of cable television systems, we seek to enlarge the coverage of our current areas of operations, and, if feasible, develop "clusters" in new geographic areas within existing regions. Swapping of cable television systems allows us to trade systems that do not coincide with our operating strategy while gaining systems that meet our objectives. Several significant swaps have been announced. These swaps have demonstrated the industry's trend to cluster operations. To date, Charter Holdings has participated in one swap in connection with the InterMedia transaction. We are currently negotiating other possible swap transactions.

LIQUIDITY AND CAPITAL RESOURCES

         Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, equity contributions, borrowings under our credit facilities and debt and equity financings.

         Our historical cash flows from operating activities for the three and nine months ended September 30, 1999 were $96 and $266 million, respectively.

CAPITAL EXPENDITURES

         We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable television systems, as well as for system maintenance, the development of new products and services, and converters. Converters are set-top devices added in front of a subscriber's television receiver to change the frequency of the cable television signals to a suitable channel. The television receiver is then able to tune and to allow access to premium service.

         Upgrading our cable television systems will enable us to offer new products and services, including digital television, additional channels and tiers, expanded pay-per-view options, high-speed Internet access and interactive services.

         Capital expenditures for the fourth quarter of 1999 is expected to be approximately $215 million and will be funded from cash flows from operations and credit facilities borrowings. For the nine months ended September 30, 1999, we made capital expenditures, excluding the acquisition of cable television systems, of $385 million. The majority of the capital expenditures related to rebuilding existing cable television systems.

         For the period from January 1, 2000 to December 31, 2002, we plan to spend approximately $3.1 billion for capital expenditures, approximately $1.7 billion of which will be used to upgrade and rebuild our systems to bandwidth capacity of 550 megahertz or greater and add two-way capability, so that we may offer advanced services. The remaining $1.4 billion will be used for extensions of systems, development of new products and services, converters and system maintenance. Capital expenditures for 2000, 2001 and 2002 are expected to be approximately $0.9 billion, $1.1 billion and $1.1 billion, respectively. We currently expect to finance approximately 80% of the anticipated capital expenditures with cash generated from operations and approximately 20% with additional borrowings under credit facilities. We cannot assure you that these amounts will be sufficient to accomplish our planned system upgrade, expansion and maintenance. This could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations.

FINANCING ACTIVITIES

         CHARTER HOLDINGS NOTES. On March 17, 1999, Charter Holdings issued $3.6 billion principal amount of senior notes. The net proceeds of approximately $2.99 billion, combined with the borrowings under Charter Operating's credit facilities, were used to consummate tender offers for publicly held debt of several of our subsidiaries, as described below, refinance borrowings under our previous credit facilities and for working capital purposes and to finance a number of recent acquisitions.

         Semi-annual interest payments with respect to the 8.250% notes and the 8.625% notes will be approximately $89.4 million, commencing with the first payment on October 1, 1999. No interest on the 9.920% notes will be payable prior to April 1, 2004. Thereafter, semi-annual interest payments on the three series of senior notes will be approximately $162.6 million in the aggregate, commencing on October 1, 2004. Charter Holdings and its wholly owned subsidiary, Charter Communications Holdings Capital Corporation, in September 1999, completed an offer to exchange the senior notes they issued in March 1999 for senior notes with substantially similar terms, except that the new notes are registered and are not subject to restrictions on transfer. With the exception of $120,000 principal amount of the 8.625% notes, all of the Charter Holdings notes were exchanged for new notes. As of September 30, 1999, $2.1 billion was outstanding under the 8.250% and 8.625% notes, and the accreted value of the 9.920% notes was $954.1 million.

         Concurrently with the issuance of the Charter Holdings notes, we refinanced substantially all of our previous credit facilities and Marcus Cable Operating Company, L.L.C.'s credit facilities with new credit facilities entered into by Charter Operating. In February and March 1999, we commenced cash tender offers to purchase the 14% senior discount notes issued by Charter Communications Southeast Holdings, LLC, the 11.25% senior notes issued by Charter Communications Southeast, LLC, the 13.50% senior subordinated discount notes issued by Marcus Cable Operating Company, L.L.C., and the 14.25% senior discount notes issued by Marcus Cable. All notes, except for $1.1 million in principal amount, were paid off for an aggregate amount of $1.0 billion. The remaining notes ($1.1 million) were repaid in September 1999.

         CHARTER OPERATING CREDIT FACILITIES. Charter Operating's credit facilities provide for two term facilities, one with a principal amount of $1.0 billion that matures in September 2008 (Term A), and the other with the principal amount of $1.85 billion that matures in March 2009 (Term B). Our credit facilities also provide for a $1.25 billion revolving credit facility with a maturity date of September 2008. As of September 30, 1999, approximately $2.85 billion was outstanding and $1.25 billion was available for borrowing under Charter Operating's credit facilities. In addition, an uncommitted incremental term facility of up to $500 million with terms similar to the terms of Charter Operating's credit facilities is permitted under these credit facilities, but will be conditioned on receipt of additional new commitments from existing and new lenders. The Company borrowed $520 million under the revolving credit facility on October 1, 1999 to complete the acquisition of the InterMedia systems. In addition, the Company borrowed approximately $269 million in the aggregate under the revolving credit facility to retire the Rifkin Notes and the Helicon Notes during October 1999 and November 1999, respectively.

         Amounts under Charter Operating's credit facilities bear interest at a base rate or a Eurodollar rate, plus a margin up to 2.75%. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility. The weighted average interest rate for outstanding debt on September 30, 1999 was 7.6%. Furthermore, Charter Operating has entered into interest rate protection agreements to reduce the impact of changes in interest rates on our debt outstanding under its credit facilities.

         RENAISSANCE NOTES. We acquired Renaissance in April 1999. The Renaissance 10% senior discount notes due April 2008 had a $163.2 million principal amount at maturity outstanding and $100.0 million accreted value upon issuance. The Renaissance notes do not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance notes bear interest, payable semi-annually in cash, on each April 15 and October 15, commencing October 15, 2003. The Renaissance notes are due on April 15, 2008. Due to the change of control of Renaissance, an offer to repurchase the Renaissance notes was made at 101% of their accreted value, plus accrued and unpaid interest, on June 28, 1999. Of the $163.2 million face amount of Renaissance notes outstanding, $48.8 million were repurchased. As of September 30, 1999, the accreted value of the Renaissance notes that remain outstanding was approximately $83.8 million.

         HELICON NOTES. We acquired Helicon in July 1999. As of September 30, 1999, Helicon had outstanding $115.0 million in principal amount of 11% senior secured notes due 2003. On November 1, 1999, we redeemed all of the Helicon notes at a purchase price equal to 103% of their principal amount, plus accrued interest, for $124.8 million.

         RIFKIN NOTES. We acquired Rifkin in September 1999. As of September 30, 1999, Rifkin had outstanding $125.0 million in principal amount of 111/8% senior subordinated notes due 2006. Interest on the Rifkin subordinated notes is payable semi-annually on January 15 and July 15 of each year. In November 1999, we commenced an offer to repurchase any and all of the outstanding Rifkin notes, together with a $3.0 million promissory note payable, for cash at a premium over the principal amounts. In conjunction with this tender offer, we sought and obtained the consent of a majority in principal amount of the holders of the outstanding Rifkin notes to proposed amendments to the indenture governing the Rifkin notes, which eliminated substantially all of the restrictive covenants. We repurchased notes with a total outstanding principal amount of $124.1 million for a total of $140.6 million, including a consent fee of $30 per $1000 to the note holders who delivered timely consents to amending the indenture. We repurchased the promissory note for $3.4 million.

ACQUISITIONS

         In the second, third and fourth quarters of 1999, we acquired the Renaissance, American Cable, Greater Media, Helicon, Vista, Cable Satellite, Rifkin and InterMedia cable television systems. The total purchase price for these acquisitions was $4.3 billion, including $354 million of assumed debt. We financed the cash portion of the purchase prices for these acquisitions through excess cash from the issuance of the Charter Holdings senior notes, borrowings under the Charter Operating credit facilities, capital contributions by Mr. Allen through Vulcan Cable III Inc., and, in the case of InterMedia, through a swap of cable television systems valued at $331.8 million and a commitment to transfer additional cable television systems valued at $88.2 million. The cash portion of InterMedia acquisition was financed through $520 million of borrowings under the Charter Operating revolving credit facility with the remainder coming from available cash.

         In August 1999, Vulcan Cable III Inc. contributed to Charter Holdings $500 million in cash and, in September 1999, an additional $825 million, of which approximately $644.3 million was in cash and approximately $180.7 million was in the form of equity interests acquired by Vulcan Cable III Inc. in connection with the Rifkin acquisition. In connection with two of these acquisitions, Charter Holdco issued equity interests totaling $133.3 million and a subsidiary of Charter Holdings issued preferred equity interests totaling $25 million to the sellers.

CERTAIN TRENDS AND UNCERTAINTIES

         The following discussion highlights a number of trends and uncertainties that could materially impact our business, results of operations and financial condition.

         SUBSTANTIAL LEVERAGE. As of September 30, 1999, our total debt was approximately $6.2 billion and our total member's equity was approximately $4.5 billion. We anticipate incurring substantial additional debt in the future to fund the expansion, maintenance and the upgrade of our systems.

         Our ability to make payments on our debt and to fund our planned capital expenditures for upgrading our cable television systems and our ongoing operations will depend on our ability to generate cash and secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing credit facilities, new facilities or from other sources of financing in an amount sufficient to enable us to repay our debt, to grow our business or to fund our other liquidity and capital needs.

         VARIABLE INTEREST RATES. A significant portion of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our assumed debt or debt we expect to arrange in connection with our pending acquisitions will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. See later discussion in "Interest Rate Risk".

         RESTRICTIVE COVENANTS. Our debt and credit facilities contain a number of significant covenants that, among other things, restrict the ability of our subsidiaries to:

              - pay dividends;
              - pledge assets;
              - dispose of assets or merge;
              - incur additional debt;
              - issue equity;
              - repurchase or redeem equity interests and debt;
              - create liens; and
              - make certain investments or acquisitions.

         In addition, the Charter Operating credit facilities require us to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument, which could trigger acceleration of the debt. Any default under our credit facilities or the indentures governing outstanding debt securities may adversely affect our growth, our financial condition and our results of operations.

         IMPORTANCE OF GROWTH STRATEGY AND RELATED RISKS. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services and the acquisition of additional cable television systems. We cannot assure you that we will be able to offer new services successfully to our customers or that those new services will generate revenues. In addition, the acquisition of additional cable television systems may not have a positive net impact on our operating results. Acquisitions involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and difficulties in assimilation of the operations of the acquired companies, some or all of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.

         MANAGEMENT OF GROWTH. As a result of the acquisition of the Charter companies by Paul G. Allen, our merger with Marcus Holdings and our recent acquisitions, we have experienced and will continue to experience rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired and to attract and retain qualified personnel. Historically, acquired entities have had minimal employee benefit related costs and all benefit plans have been terminated with acquired employees transferring to our 401(k) plan. No significant severance cost is expected in conjunction with the recent acquisitions. The failure to retain or obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

         In connection with our recent acquisitions, we have formed multi-disciplinary teams to formulate plans for establishing customer service centers, identifying property, plant and equipment requirements and possible reduction of headends. Headends are the control centers of a cable television system, where incoming signals are amplified, converted, processed and combined for transmission to customers. These teams also determine market position and how to attract "talented" personnel. Our goals include rapid transition in achieving performance objectives and implementing "best practice" procedures.

         REGULATION AND LEGISLATION. Cable television systems are extensively regulated at the federal, state, and local level. These regulations have increased the administrative and operational expenses of cable television systems and affected the development of cable competition. Rate regulation of cable television systems has been in place since passage of the Cable Television Consumer Protection and Competition Act of 1992, although the scope of this regulation recently was sharply contracted. Since March 31, 1999, rate regulation exists only with respect to the lowest level of basic cable service and associated equipment. Basic cable service is the service that cable customers receive for a threshold fee. This service usually includes local television stations, some distant signals and perhaps one or more non-broadcast services. This change affords cable operators much greater pricing flexibility, although Congress could revisit this issue if confronted with substantial rate increases.

         Cable television operators also face significant regulation of their channel capacity. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access users, and unaffiliated commercial leased access programmers. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable television systems to carry both the analog and digital versions of local broadcast signals or if it were to allow unaffiliated Internet service providers seeking direct cable access to invoke commercial leased access rights originally devised for video programmers. The Federal Communications Commission is currently conducting proceedings in which it is considering both of these channel usage possibilities.

         There is also uncertainty whether local franchising authorities, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services.

INTEREST RATE RISK

         The use of interest rate risk management instruments, such as interest rate exchange agreements, interest rate cap agreements and interest rate collar agreements, is required under the terms of Charter Operating's credit facilities. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

         The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1998 (dollars in thousands):



                                                EXPECTED MATURITY DATE                                            FAIR VALUE AT
                                                ----------------------                                            DECEMBER 31,
                                    1999      2000       2001       2002       2003      THEREAFTER      TOTAL        1998
                                    ----      ----       ----       ----       ----      ----------      -----        ----
DEBT
Fixed Rate...........                  --         --         --         --         --  $  271,799    $  271,799    $  271,799
   Average Interest Rate               --         --         --         --         --       13.5%         13.5%
Variable Rate........            $ 10,450   $ 21,495   $ 42,700   $113,588   $157,250  $1,381,038    $1,726,521    $1,726,521
   Average Interest Rate             6.0%       6.1%       6.3%       6.5%       7.2%        7.6%          7.2%
INTEREST RATE
   INSTRUMENTS
Variable to Fixed Swaps          $130,000   $255,000   $180,000   $320,000   $370,000  $  250,000    $1,505,000    $  (28,977)
   Average Pay Rate..                4.9%       6.0%       5.8%       5.5%       5.6%        5.6%          5.6%
   Average Receive Rate              5.0%       5.0%       5.2%       5.2%       5.4%        5.4%          5.2%
Caps ................            $ 15,000         --         --         --         --          --    $   15,000            --
   Average Cap Rate..                8.5%         --         --         --         --          --          8.5%
Collar...............                  --   $195,000   $ 85,000   $ 30,000         --          --    $  310,000    $   (4,174)
   Average Cap Rate..                  --       7.0%       6.5%       6.5%         --          --          6.8%
   Average Floor Rate                  --       5.0%       5.1%       5.2%         --          --          5.0%

         The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 1998. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1998, 1997, and 1996 was not significant.

         In March 1999, substantially all existing long-term debt, excluding borrowings of our previous credit facilities, was extinguished, and all previous credit facilities were refinanced with the Charter Operating credit facilities. The following table sets forth the fair values and contract terms of the long-term debt maintained by us as of September 30, 1999 (dollars in thousands):



                                        EXPECTED MATURITY DATE                                            FAIR VALUE AT
                                        ----------------------                                            SEPTEMBER 30,
                            1999      2000       2001       2002       2003      THEREAFTER      TOTAL        1999
                            ----      ----       ----       ----       ----      ----------      -----        ----
DEBT
Fixed Rate...........          --         --         --        --   $115,000  $ 3,817,413    $3,932,413    $3,206,520
   Average Interest Rate       --         --         --        --        11%         9.2%          9.2%
Variable Rate........          --         --         --   $88,875   $156,000  $ 2,605,125    $2,850,000    $2,850,000
   Average Interest Rate       --         --         --      6.7%       6.8%         7.0%          7.0%

         Interest rates on variable debt are estimated using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at September 30, 1999.

YEAR 2000 ISSUES

         GENERAL. Many existing computer systems and applications, and other control devices and embedded computer chips use only two digits, rather than four, to identify a year in the date field, failing to consider the impact of the upcoming change in the century. Computer chips are the physical structure upon which integrated circuits are fabricated as components of systems, such as telephone systems, computers and memory systems. As a result, such systems, applications, devices, and chips could create erroneous results or might fail altogether unless corrected to properly interpret data related to the year 2000 and beyond. These errors and failures may result, not only from a date recognition problem in the particular part of a system failing, but may also result as systems, applications, devices and chips receive erroneous or improper data from third-parties suffering from the year 2000 problem. In addition, two interacting systems, applications, devices or chips, each of which has individually been fixed so that it will properly handle the year 2000 problem, could nonetheless result in a failure because their method of dealing with the problem is not compatible.

         These problems are expected to increase in frequency and severity as the year 2000 approaches. This issue impacts our owned or licensed computer systems and equipment used in connection with internal operations, including:

              - information processing and financial reporting systems;
              - customer billing systems;
              - customer service systems;
              - telecommunication transmission and reception systems; and
              - facility systems.

         THIRD PARTIES. We also rely directly and indirectly, in the regular course of business, on the proper operation and compatibility of third party systems. The year 2000 problem could cause these systems to fail, err, or become incompatible with our systems.

         If we or a significant third party on which we rely fails to become year 2000 ready, or if the year 2000 problem causes our systems to become internally incompatible or incompatible with such third party systems, our business could suffer from material disruptions, including the inability to process transactions, send invoices, accept customer orders or provide customers with our cable services. We could also face similar disruptions if the year 2000 problem causes general widespread problems or an economic crisis. We cannot now estimate the extent of these potential disruptions.

         STATE OF READINESS. We are addressing the year 2000 problem with respect to our internal operations in three stages:

         (1) conducting an inventory and evaluation of our systems, components, and other significant infrastructure to identify those elements that we reasonably believe could be expected to be affected by the year 2000 problems. This initiative has been completed;

         (2) remediating or replacing equipment that, based upon such inventory and evaluation, we believe may fail to operate properly in the year 2000. This stage is substantially complete; and

         (3) testing of the remediation and replacement conducted in stage two. This stage is substantially complete.

         Much of our assessment efforts in stage one have involved, and depend on, inquiries to third party service providers, suppliers and vendors of various parts or components of our systems. We have obtained certifications from third party service providers, suppliers and vendors as to the readiness of mission critical elements and we are in the process of obtaining certifications of readiness as to non-mission critical elements. Certain of these third parties that have certified the readiness of their products will not certify their interoperability within our fully integrated systems. We cannot assure you that these technologies of third parties, on which we rely, will be year 2000 ready or timely converted into year 2000 compliant systems compatible with our systems. Moreover, because a full test of our systems, on an integrated basis, would require a complete shut down of our operations, it is not practicable to conduct such testing. However, we have utilized a third party, in cooperation with other cable operators, to test a "mock-up" of our major billing and plant components, including pay-per-view systems, as an integrated system. We are utilizing another third party to also conduct comprehensive testing on our advertising related scheduling and billing systems. In addition, we have evaluated the potential impact of third party failure and integration failure on our systems in developing our contingency plans.

         RISKS AND REASONABLY LIKELY WORST CASE SCENARIOS. The failure to correct a material year 2000 problem could result in system failures leading to a disruption in, or failure of certain normal business activities or operations, for example, a failure of our major billing systems and plant components such as our pay-per-view systems. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. However, the year 2000 taskforce has significantly reduced our level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of our material vendors.

         CONTINGENCY AND BUSINESS CONTINUATION PLAN. The year 2000 plan calls for suitable contingency planning for our at-risk business functions. We normally make contingency plans in order to avoid interrupted service providing video, voice and data products to our customers. We have distributed detailed guidelines outlining remedial actions for the failure of any component of our systems which is critical to the transport of our signal. This includes a communications plan for informing key personnel across the country in the event of such a failure to accelerate remediation actions throughout the company.

         COST. We continue to incur costs directly related to addressing the year 2000 problem. We have redeployed internal resources and have selectively engaged outside vendors to meet the goals of our year 2000 program. We currently estimate the total cost of our year 2000 remediation programs to be approximately $7.5 million, primarily all of which has been expended to date.

OPTIONS

         In accordance with an employment agreement between Charter Investment, Inc. and Jerald L. Kent, the President and Chief Executive Officer of Charter Investment, Inc. and a related option agreement between Charter Holdco and Mr. Kent, an option to purchase 3% of the equity value of all cable television systems managed by Charter Investment, Inc. on the date of the grant, or 7,044,127 membership units, were issued to Mr. Kent. The option vests over a four-year period from the date of grant and expires in December 2008.

         In February 1999, Charter Holdings adopted an option plan, which was assumed by Charter Holdco in May 1999, providing for the grant of options to purchase up to 25,009,798 Charter Holdco membership units. The option plan provides for grants of options to employees and consultants of Charter Holdco and its affiliates. Options granted will be fully vested after five years from the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant.

         Membership units received upon exercise of options are automatically exchanged for shares of Class A common stock of Charter Communications, Inc. on a one-for-one basis.


                                                                                                                OPTIONS
                                                                 OPTIONS OUTSTANDING                          EXERCISABLE
                                           ---------------------------------------------------------------    -----------
                                                                                             REMAINING          NUMBER
                                             NUMBER OF        EXERCISE           TOTAL      CONTRACT LIFE         OF
                                              OPTIONS           PRICE           DOLLARS      (IN YEARS)         OPTIONS
                                              -------           -----           -------      ----------         -------
Outstanding as of
     January 1, 1999(1)................      7,044,127       $    20.00      $ 140,882,540         9.2(3)      1,761,032

Granted:
     February 9, 1999(2)...............      9,050,881            20.00        181,017,620                       130,000
     April 5, 1999(2)..................        443,200            20.73          9,187,536                            --
     November 8, 1999(2)...............      4,600,000            19.00         87,400,000                            --
Cancelled..............................       (378,400)        20.00-20.73      (7,595,886)                           --
                                           -----------       -------------   -------------    --------         ---------
Outstanding as of
     November 12, 1999.................     20,759,808       $    19.79(3)   $ 410,891,810         9.4(3)      1,891,032
                                           ===========       =============   =============    ========         =========

---------------------------
(1) Granted to Jerald L. Kent pursuant to his employment agreement and related option agreement.
(2)      Granted pursuant to the option plan.
(3)      Weighted average.

         We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for the option plans. We recorded stock option compensation expense of $21.1 and $59.3 million for the three and nine months ended September 30, 1999, respectively in the financial statements since the exercise prices are less than the estimated fair values of the underlying membership units on the date of grant. The estimated fair value was determined using the valuation inherent in Mr. Allen's acquisition of Charter and valuations of public companies in the cable television industry adjusted for factors specific to us. Compensation expense is accrued over the vesting period of each grant that varies from four to five years. As of September 30, 1999, deferred compensation remaining to be recognized in future periods totaled $104 million. No stock option compensation expense will be recorded for the November 8, 1999, options since the exercise price is equal to the estimated fair values of the underlying membership interests on the date of grant. Since the membership units are exchangeable into Class A common stock of Charter Communications, Inc. on a one-for-one basis, estimated fair values were equal to the initial offering price of Class A common stock.

SUPPLEMENTAL ANALYSIS OF QUARTERLY OPERATING RESULTS

         The following tables set forth certain operating results and statistics for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The following dollar amounts are in thousands.


                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                      -----------------------------------------------------------------------
                                                                 CHARTER
                                          CHARTER                MANAGED
                                      SYSTEMS ACQUIRED         SYSTEMS AS OF                 MARCUS
                                      ON OR BEFORE 7/1/98       7/1/98 (A)     SUBTOTAL     HOLDINGS     TOTAL
                                      -------------------       ----------     --------     --------     -----
                                     (PREDECESSOR)
Revenues                                   $ 17,403           $  136,148     $  153,551   $  117,575   $ 271,126

Operating, general and
    administrative expenses                   9,121               69,712         78,833       63,467     142,300
                                           --------           ----------     ----------   ----------  ----------

Adjusted EBITDA (b)                          $8,282           $   66,436     $   74,718   $   54,108  $  132,306
                                           ========           ==========     ==========   ==========  ==========
Adjusted EBITDA margin (c)                    47.6%                48.8%          48.7%        46.0%       47.5%

Operating Data, at end of period
Homes passed (d)                            269,000            1,870,000      2,139,000    1,755,000   3,894,000
Basic subscribers (e)                       165,000            1,079,000      1,244,000    1,069,000   2,313,000
Basic penetration (f)                         61.3%                57.7%          58.2%        60.9%       59.4%
Premium subscribers (g)                      89,000              768,000        857,000      436,000   1,293,000

Monthly revenue per subscriber (h)         $  35.16           $    42.06     $    41.14   $    36.66  $    39.07


                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   ------------------------------------------------------------------------------
                                CHARTER SYSTEMS    CHARTER
                                 ACQUIRED ON       MANAGED                                             ACQUISITIONS
                                  OR BEFORE       SYSTEMS AS                    MARCUS                     AFTER         CHARTER
                                    7/1/98        OF 7/1/98 (A)      SUBTOTAL   HOLDINGS        TOTAL      7/1/98        HOLDINGS
                                    ------        -------------      --------   --------        ------     ------        --------
                                 (PREDECESSOR)                                                                          (SUCCESSOR)
Revenues                            $ 18,931        $ 149,682      $  168,613   $  133,010    $  301,623    $  74,566   $  376,189

Operating, general and
    administrative expenses            9,841           75,635          85,476       70,858       156,334       38,382      194,716
                                    --------        ---------      ----------   ----------    ----------    ---------   ----------

Adjusted EBITDA  (b)                $  9,090        $  74,047      $   83,137   $   62,152    $  145,289    $  36,184   $  181,473
                                    ========        =========      ==========   ==========    ==========    =========   ==========
Adjusted EBITDA margin (c)             48.0%            49.5%           49.3%        46.7%         48.2%        48.5%        48.2%

Operating Data, at end of period
Homes passed (d)                     275,000        1,891,000       2,166,000    1,851,000     4,017,000      810,000    4,827,000
Basic subscribers (e)                168,000        1,125,000       1,293,000    1,085,000     2,378,000      584,000    2,962,000
Basic penetration (f)                  61.1%            59.5%           59.7%        58.6%         59.2%        72.1%        61.4%
Premium subscribers (g)               97,000          866,000         963,000      517,000     1,480,000      324,000    1,804,000

Monthly revenue per subscriber (h)  $  37.56       $    43.94      $    43.11   $    40.86     $   42.09    $   43.35   $    42.34

---------------------------
(a)  CCA Group and CharterComm Holdings cable television systems.

(b) Adjusted EBITDA represents income before interest expense, income taxes, depreciation and amortization, management fees, and stock option compensation expense, and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service its indebtedness. However, Adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because Adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by Adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c) Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues.

(d) Homes passed are the number of living units, such as single residence homes, apartments and condominium unites, passed by the cable television distribution network in a given cable television system service area.

(e)  Basic subscribers are subscribers who receive basic cable service.

(f) Basic penetration represents basic customers as a percentage of homes passed.

(g) Premium subscribers represents premium units as a percentage of basic customers.

(h) Monthly revenue per subscriber represents revenues divided by the number of months in period divided by the number of basic subscribers at period end.

RESULTS OF OPERATIONS - SUPPLEMENTAL ANALYSIS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 VERSUS THE QUARTER ENDED SEPTEMBER 30, 1998 (FOR THE SYSTEMS OPERATED ON OR BEFORE JULY 1, 1998)

The following discussion is provided to show the results of operations on a comparable basis for only those systems managed by Charter Investment, Inc. during the three months ended September 30, 1999 versus the three months ended September 30, 1998. Specifically, this analysis excludes systems acquired by the Company after July 1, 1998. Further, this analysis excludes the Marcus systems as Charter Investment, Inc. did not begin to manage these systems until October 1998.

Revenues increased by $15.1 million or 9.8% when comparing the revenues for the quarter ended September 30, 1999 to the results for the comparable systems for the quarter ended September 30, 1998. This increase is due to a net gain of approximately 49,000 or 3.9% basic subscribers between quarters and retail rate increases implemented in certain of the Company's systems. In addition, the Company has increased its ratio of premium subscriptions to basic subscribers from .70 to 1.00 to .75 to 1.00 as a result of marketing multiple premium subscriptions in a packaged format at a discounted retail rate.

Operating, general and administrative expenses increased approximately $6.6 million or 8.4% when comparing the operating expenses for the quarter ended September 30, 1999 to the results for the comparable systems for the quarter ended September 30, 1998. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Company experienced growth in adjusted EBITDA, as defined, of approximately $8.4 million or 11.3% when comparing adjusted EBITDA for the quarter ended September 30, 1999 to the results for the comparable systems for the quarter ended September 30, 1999. Adjusted EBITDA margin increased from 48.7% to 49.3% when comparing the similar periods, primarily as a result of the increase in revenues.

NEW PRODUCTS AND SERVICES

         We offer our customers a full array of traditional cable television services and programming and we have begun to offer new and advanced high bandwidth services such as high-speed Internet access. We plan to continually enhance and upgrade these services, including adding new programming and other telecommunications services, and will continue to position cable television as an essential service.

         A variety of emerging technologies and the rapid growth of Internet usage have presented us with substantial opportunities to provide new or expanded products and services to our customers and to expand our sources of revenue. The desire for such new technologies and the use of the Internet by businesses in particular have triggered a significant increase in our market penetration. As a result, we are in the process of introducing a variety of new or expanded products and services beyond the traditional offerings of analog television programming for the benefit of both our residential and commercial customers. These new products and services in the following:

         - Digital television and its related enhancements;
         - High-speed Internet access via cable modems;
         - Internet access through television access service; and
         - Dial-up Internet access.

Information is not presented for September 30, 1998 as this information is not meaningful due to the start-up nature of the operations of these new products and services at September 30, 1998.


                                               SEPTEMBER 30,            JUNE 30,
                                                   1999                   1999
                                               -------------           -----------
DIGITAL TELEVISION
Homes Passed                                      897,578                728,090
Digital Customers                                  28,615                 10,929
Digital Penetration                                  3.2%                   1.5%

CABLE MODEM-BASED INTERNET ACCESS
Homes Passed                                    1,932,487              1,730,978
Commercial Customers                                  252                    162
Residential Customers                              19,175                 13,467
Penetration                                          1.0%                   0.8%

TV-BASED INTERNET ACCESS
Homes Passed                                      460,277                414,695
Customers                                           6,196                  4,296
Penetration                                          1.3%                   1.0%

DIAL-UP INTERNET ACCESS
Homes Passed                                      656,534                357,286
Customers                                           2,476                  2,107
Penetration                                          0.4%                   0.6%

ACCOUNTING STANDARD NOT YET IMPLEMENTED

         SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We have not yet quantified the impact of adopting SFAS No. 133 on our consolidated financial statements nor have we determined the timing or method of our adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings (losses).

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See disclosure under Interest Rate Risk.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Change in Securities

         The issuers of the original Charter Holdings notes exchanged these notes for new Charter Holdings notes with substantially similar terms except that the new Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer.

Item 3.  Defaults on Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.1 Financial Data Schedule (supplied for the information of the Commission)

         (b) Reports on Form 8-K

             On October 18, 1999, the Registrants filed a current report on Form 8-K related to the acquisition of cable television systems from InterMedia Partners Southeast and its affiliates on October 1, 1999, reported in Part I, Item 2 thereof, as follows:

                  (a) Charter Holdings through certain of its subsidiaries,
                      acquired certain equity interests and assets of cable television systems serving approximately 405,000 customers in exchange for cash of approximately $904 million and cable television systems serving approximately 142,000 customers.

             On September 29, 1999, the Registrants filed a current report on Form 8-K related to the acquisition of Rifkin Acquisition Partners, L.L.L.P. and InterLink Communications Partners, LLLP on September 14, 1999 reported in Part I, Item 2 thereof, as follows:

                  (a) Charter Communications Operating, LLC, a wholly owned
                      subsidiary of Charter Holdings completed its acquisition of Rifkin for an aggregate purchase price of $1.46 billion, consisting of $1.2 billion in cash, $133.3 million in equity interests of Charter Holdco, parent of Charter Holdings, and $125.0 million in assumed debt.

         Pursuant to Article 3 of Regulation S-X, unaudited pro forma financial information related to the these acquisitions was not required to be filed.

                      CHARTER COMMUNICATIONS HOLDINGS, LLC
               CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION


                      FOR QUARTER ENDED SEPTEMBER 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHARTER COMMUNICATIONS HOLDINGS, LLC, co-registrant and CHARTER COMMUNICATIONS
                                 HOLDINGS CAPITAL CORPORATION, its wholly owned subsidiary and co-registrant


Dated November 15, 1999          By:  /s/ Kent D. Kalkwarf
                                    -----------------------------------------
                                    Name:   Kent D. Kalkwarf
                                    Title:  Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)