Form 10-K
period 1999-12-31
CHARTER COMMUNICATIONS HOLDINGS LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2000-03-30
CIK 1085476, 1085475

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   Form 10-K

(Mark One)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                         OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSACTION PERIOD FROM          TO
                         COMMISSION FILE NUMBERS: 333-77499
                                    333-77499-01

                      CHARTER COMMUNICATIONS HOLDINGS, LLC
                        CHARTER COMMUNICATIONS HOLDINGS
                              CAPITAL CORPORATION*

           (Exact name of registrants as specified in their charters)

                   DELAWARE                                      43-1843179
                   DELAWARE                                      43-1843177
----------------------------------------------        -------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)
     12444 POWERSCOURT DRIVE -- SUITE 100                          63131
             ST. LOUIS, MISSOURI                                 ---------
      ---------------------------------                          (Zip Code)
   (Address of principal executive offices)

                                 (314) 965-0555
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of equity securities held by non-affiliates of the
Registrants: There is no public trading market for the equity securities of the Registrants and, accordingly, the Registrants are not presently able to determine the market value of the equity securities held by non-affiliates.

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of March 28, 1999: 100.

* Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction J(i)(a) and (b) to the Form 10-K and is therefore filing with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CHARTER COMMUNICATIONS HOLDINGS, LLC
              CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
            FORM 10-K -- FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                                         PART I
Item 1.       Business....................................................     3
Item 2.       Properties..................................................    36
Item 3.       Legal Proceedings...........................................    36
Item 4.       Submission of Matters to a Vote of Security Holders.........    36
                                        PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    37
Item 6.       Selected Consolidated Financial Data........................    37
Item 7.       Management's Discussion and Analysis of Financial Condition
              and
              Results of Operations.......................................    38
Item 7a.      Quantitative and Qualitative Disclosure about Market Risk...    59
Item 8.       Consolidated Financial Statements and Supplementary Data....    60
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and
              Financial Disclosure........................................    60
                                        PART III
Item 10.      Directors and Executive Officers of the Registrant..........    61
Item 11.      Executive Compensation......................................    65
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................    69
Item 13.      Certain Relationships and Related Transactions..............    71
                                        PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................    86
SIGNATURES................................................................    87

     This Annual Report on Form 10-K is for the year ended December 31, 1999. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us" and "our" refer to Charter Communications Holdings, LLC and its subsidiaries.

FORWARD-LOOKING STATEMENTS

     This Annual Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC and include, but are not limited to:

     - Our plans to achieve growth by offering new products and services and through acquisitions and swaps;

     - Our anticipated capital expenditures for our planned upgrades and the ability to fund these expenditures;

     - Our beliefs regarding the effects of governmental regulation on our business; and

     -  Our ability to effectively compete in a highly competitive environment.

     All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by those cautionary statements.

                                     PART I

ITEM 1.  BUSINESS.

                                  INTRODUCTION

     We are the fourth largest operator of cable systems in the United States, serving approximately 6.2 million customers, after giving effect to our pending transaction, as described below.

     We are wholly owned by our parent company, Charter Communications Holding Company, LLC. Charter Communications, Inc. is a holding company whose principal asset is an approximate 40% equity interest, pro forma for the recent transfers of Falcon, Fanch, and Avalon as well as the Bresnan acquisition, and a 100% voting interest in Charter Communications Holding Company, LLC. Charter Communications, Inc.'s only business is to act as the sole manager of Charter Communications Holding Company and its subsidiaries including us. As sole manager, Charter Communications, Inc. controls the affairs of Charter Communications Holding Company and its subsidiaries including us.

INITIAL PUBLIC OFFERING OF COMMON STOCK OF CHARTER COMMUNICATIONS, INC., OUR MANAGER

     In November 1999, Charter Communications, Inc. completed an initial public offering of 195,500,000 shares of its Class A common stock for total net proceeds of $3.57 billion. At that time, Paul G. Allen purchased 50,000 shares of high vote Class B common stock of Charter Communications, Inc. at the initial public offering price. In addition, at the closing of the initial public offering, Mr. Allen through Vulcan Cable III Inc. invested $750 million in cash to purchase membership units from Charter Communications Holding Company at the initial public offering price, net of underwriters' discounts. These membership units are exchangeable at any time for shares of Class A common stock of Charter Communications, Inc. All of the proceeds from Charter Communications, Inc.'s public offering were used to purchase membership units in Charter Communications Holding Company, which used a portion of the funds received from Charter Communications, Inc. along with the funds received from Vulcan Cable III Inc. to pay a portion of the purchase prices of Charter Communications, Inc.'s Fanch, Falcon, Avalon and Bresnan acquisitions.

                        CHARTER ORGANIZATIONAL STRUCTURE

     The equity ownership percentages in Charter Communications Holding Company assume the exchange by certain sellers in the Bresnan acquisition of preferred membership units in an indirect subsidiary of Charter Communications Holding Company for common membership units in Charter Communications Holding Company on a one-for-one basis.

     OWNERSHIP OF CHARTER COMMUNICATIONS, INC. Mr. Allen owns less than 1% of the outstanding capital stock of Charter Communications, Inc. and controls approximately 93.6% of the voting power of Charter Communications, Inc.'s capital stock. The remaining equity interest and voting control are held by the public. Mr. Allen's voting control arises from his ownership of Charter Communications, Inc.'s high vote Class B common stock, plus his ownership of Vulcan Cable III Inc., which owns membership units in Charter Communications Holding Company that are exchangeable for shares of high vote Class B common stock of Charter Communications, Inc.

     VULCAN CABLE III INC.  Mr. Allen owns 100% of the equity of Vulcan Cable
III. Vulcan Cable III has a 18.2% equity interest and no voting rights in Charter Communications Holding Company. In August 1999, Mr. Allen, through Vulcan Cable III, contributed to Charter Communications Holding Company $500 million in cash. In September 1999, he contributed an additional $825 million through Vulcan Cable III, of which approximately $644.3 million was in cash and approximately $180.7 million was in the form of equity interests Vulcan Cable III acquired in connection with the Rifkin acquisition. Upon each of these contributions, Vulcan Cable III received Charter Communications Holding Company membership units at a price per membership unit of $20.73. In addition, in November 1999, Mr. Allen, through Vulcan Cable III, made a $750 million cash equity contribution to Charter Communications Holding Company for which Vulcan Cable III received additional membership units at a price per membership unit of $18.24.

     CHARTER INVESTMENT, INC. Charter Investment, Inc. has a 37.2% equity interest and no voting rights in Charter Communications Holding Company. Mr. Allen owns approximately 96.8% of the outstanding stock of Charter Investment, Inc. The remaining 3.2% equity is beneficially owned by our founders, Jerald L. Kent, Barry L. Babcock and Howard L. Wood.

     BRESNAN SELLERS. Under the terms of the Bresnan acquisition, some of the sellers received a portion of their purchase price in Charter Communications Holding Company common membership units rather than in cash. These common membership units are exchangeable for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis. In addition, certain other Bresnan sellers received a portion of the purchase price in preferred membership units in an indirect subsidiary of Charter Communications Holding Company. The preferred membership units are exchangeable for common membership units of Charter Communications Holding Company at anytime on a one-for-one basis. These equity holders as a group have a 6.7% equity interest and no voting rights in Charter Communications Holding Company.

     CHARTER COMMUNICATIONS HOLDING COMPANY, LLC. Charter Communications Holding Company is the direct 100% parent of Charter Communications Holdings. Charter Communications Holding Company is owned 37.9% by Charter Communications, Inc., 18.2% by Vulcan Cable III Inc., 37.2% by Charter Investment, Inc. and 6.7% by certain sellers in our Rifkin and Bresnan acquisitions. All of the outstanding units in Charter Communications Holding Company are exchangeable for shares of Class A common stock of Charter Communications, Inc. on a one-for-one basis at any time. Charter Communications, Inc. has 100% of the voting power of Charter Communications Holding Company.

     CHARTER COMMUNICATIONS HOLDINGS, LLC. Charter Holdings is a co-issuer of $3.575 billion aggregate principal of notes issued in March 1999 (referred to as the March 1999 Charter Holdings notes) and $1.532 billion aggregate principal amount of notes issued in January 2000 (referred to as the January 2000 Charter Holdings notes). Charter Holdings owns 100% of Charter Capital, the co-issuer of the notes. Charter Holdings also owns the various subsidiaries that conduct all of our cable operations, including the Charter, Falcon, Fanch, Avalon and Bresnan companies described below.

     CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION. Charter Capital is a wholly owned subsidiary of Charter Holdings and a co-issuer of the notes described in the preceding paragraph.

     CHARTER COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems originally managed by Charter Investment, Inc. (namely Charter Communications Properties Holdings, LLC, CCA Group and CharterComm Holdings, LLC), the cable systems obtained through the merger of Marcus Holdings with Charter Holdings and the cable systems we acquired in eight acquisitions in 1999. Historical financial information is presented separately for these acquired entities. Charter Operating, a direct subsidiary of Charter Holdings, owns all of the Charter companies' operating subsidiaries and is the borrower under the Charter Operating credit facilities. The Charter Companies also include the issuers of the outstanding publicly held notes of Renaissance.

     FALCON COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems acquired in the Falcon acquisition and Falcon Cable Communications, which is the borrower under the Falcon credit facilities.

     FANCH COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems acquired in the Fanch acquisition and CC VI Operating, LLC, which is the borrower under the Fanch credit facilities.

     AVALON COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems acquired in the Avalon acquisition, including CC Michigan, LLC and CC New England, LLC, which are the borrowers under the Avalon credit facilities. CC V Holdings, LLC (formerly Avalon Cable
LLC) and CC V Holdings Finance, Inc. (formerly Avalon Cable Finance Holdings, Inc.) are co-issuers of the outstanding publicly held Avalon notes.

     On January 1, 2000, Charter Communications Holding Company transferred to us the equity interests it held in the entities that owned, indirectly, the Fanch, Falcon and Avalon companies. These transfers are referred to in this Annual Report as the "Recent Transfers."

     BRESNAN COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems acquired in the Bresnan acquisition and CC VIII Operating, LLC, which is the borrower under the Bresnan credit facilities.

                                  OUR BUSINESS

     We offer a full range of traditional cable television services. Our service offerings include the following programming packages:

     -  basic programming;

     -  expanded basic programming;

     -  premium service; and

     -  pay-per-view television programming.

     We have begun to offer digital cable television services to customers in some of our systems. Digital technology enables cable operators to increase the number of channels a cable system can carry by permitting a significantly increased number of video signals to be transmitted over a cable system's existing bandwidth. Bandwidth is a measure of the information-carrying capacity. It is the range of usable frequencies that can be carried by a cable system.

     We have also started to introduce a number of other new products and services, including interactive video programming, which allows information to flow in both directions, and high-speed Internet access to the World Wide Web. We are also exploring opportunities in telephony, which will integrate telephone services with the Internet through the use of cable. The introduction of these new services represents an important step toward the realization of our Wired World(TM) vision, where cable's ability to transmit voice, video and data at high speeds will enable it to serve as the primary platform for the delivery of new services to the home and workplace. We are accelerating the upgrade of our systems to more quickly provide these new services.

     We have grown rapidly over the past five years. During this period, Charter Communications, Inc.'s management team has successfully completed 32 acquisitions, including twelve acquisitions since January 1, 1999 and a merger with Marcus Cable Holdings, LLC in April 1999. In addition, we have expanded our customer base through significant internal growth. In 1999, our internal customer growth, without giving effect to the cable systems we acquired during that period, was 3.1%, compared to the national industry average of 1.8%. In 1998, our internal customer growth, without giving effect to the cable systems we acquired in that year, was 4.8%, more than twice the national industry average of 1.7%.

BUSINESS STRATEGY

     Our objective is to increase our operating cash flow by increasing our customer base and the amount of cash flow per customer. To achieve this objective, we are pursuing the following strategies:

     INTEGRATE AND IMPROVE ACQUIRED CABLE SYSTEMS. We seek to rapidly integrate acquired cable systems and apply our core operating strategies to raise the financial and operating performance of these acquired systems. Our integration process occurs in three stages:

          System Evaluation. We conduct an extensive evaluation of each system we acquire. This process begins prior to reaching an agreement to purchase the system and focuses on the system's:

        - demographic profile of the market as well as the number of homes passed and customers;

        -  business plan;

        -  customer service standards;

        -  management capabilities; and

        -  technological capacity and compatibility.

     We also evaluate opportunities to consolidate headends and billing and other administrative functions. Based upon this evaluation, we formulate plans for customer service centers, plant upgrades, market positioning, new product and service launches and human resource requirements.

          Implementation of Our Core Operating Strategies. To achieve our high standards for customer satisfaction and financial and operating performance, we:

        -  attract and retain high quality local management;

        - empower local managers with a high degree of day-to-day operational autonomy;

        - set key financial and operating benchmarks for management to meet, such as revenue and cash flow per subscriber, subscriber growth, customer service and technical standards; and

        - provide incentives to all employees through grants of cash bonuses and equity options.

          Ongoing Support and Monitoring. We provide local managers with regional and corporate management guidance, marketing and other support for implementation of their business plans. We monitor performance of our acquired cable systems on a frequent basis to ensure that performance goals can be met.

     The turn-around in our Fort Worth system, which our management team began to manage in October 1998, is an example of our success in integrating newly acquired cable systems into our operations. We introduced a customer care team that has worked closely with city governments to improve customer service and local government relations, and each of our customer service representatives attended a training program. We also conducted extensive training programs for our technical and engineering, dispatch, sales and support, and management personnel. We held a series of sales events and service demonstrations to increase customer awareness and enhance our community exposure and reputation. We reduced the new employee hiring process from two to three weeks to three to five days. As a result of these and other actions taken by the Charter management team, relations with local franchising authorities are greatly improved, customer service has been significantly enhanced, and the number of customers and operating cash flow have increased.

     OFFER NEW PRODUCTS AND SERVICES. We intend to expand the array of products and services we offer to our customers to implement our Wired World vision. Using digital technology, we plan to offer additional channels on our existing service tiers, create new service tiers, introduce multiple packages of premium services and increase the number of pay-per-view channels. We also plan to add digital music services and interactive program guides which are comprehensive guides to television program listings that can be accessed by network, time, date or programming genre. In addition, we have begun to roll out advanced services, including interactive video programming and high-speed Internet access, and we are currently exploring opportunities in telephony. We have entered into agreements with several providers of high-speed Internet and other interactive services, including High-Speed Access Corp., EarthLink Network, Inc., Excite@Home Corporation, Convergence.com, WorldGate Communications, Inc. and Wink Communications, Inc. We have recently entered into a joint venture with Vulcan Ventures Inc. and Go2Net, Inc. to deliver high-speed Internet portal services to our customers.

     UPGRADE THE BANDWIDTH CAPACITY OF OUR SYSTEMS. We plan to spend approximately $5.6 billion from 2000 to 2002 for capital expenditures. Approximately $3.1 billion will be used to upgrade our systems to bandwidth capacity of 550 megahertz or greater. Upgrading to at least 550 megahertz of bandwidth capacity will allow us to:

     - offer advanced services, such as digital television, Internet access and other interactive services;

     - increase channel capacity up to 82 analog channels, or even more programming channels if some of our bandwidth is used for digital services; and

     - permit two-way communication which will give our customers the ability to send and receive signals over the cable system so that high-speed cable services, such as Internet access, will not require a separate telephone line and will enable our systems to provide telephony services.

     The remaining capital will be spent on plant extensions, new services, converters and system maintenance.

     As of December 31, 1999, approximately 45% of our customers were served by cable systems with at least 550 megahertz bandwidth capacity, and approximately 30% of our customers had two-way communication capability. By year-end 2003, including the Fanch, Falcon, Avalon and Bresnan cable systems and our pending transaction, we expect that approximately 95% of our customers will be served by cable systems with at least 550 megahertz bandwidth capacity and two-way communication capability and approximately 86% of our customers will be served by cable systems with at least 750 megahertz bandwidth and two-way communication capability.

     Our planned upgrades are designed to reduce the number of headends from 1,257 at year-end 1999, including the Fanch, Falcon, Avalon and Bresnan cable systems and our pending transaction, to 459 at year-end 2003. Reducing the number of headends will reduce headend equipment and maintenance expenditures and, together with other upgrades, will provide enhanced picture quality and system reliability. In addition, by year-end 2003, including the Fanch, Falcon, Avalon and Bresnan cable systems and the pending transaction, we expect that approximately 90% of our customers will be served by headends serving at least 10,000 customers.

     MAXIMIZE CUSTOMER SATISFACTION. To maximize customer satisfaction, we operate our business to provide reliable, high-quality products and services, superior customer service and attractive programming choices at reasonable rates. We have implemented stringent internal customer service standards which we believe meet or exceed those established by the National Cable Television Association, the Washington, D.C.-based trade association for the cable television industry. We believe that our customer service efforts have contributed to our superior customer growth, and will strengthen the Charter brand name and increase acceptance of our new products and services.

     EMPLOY INNOVATIVE MARKETING. We have developed and successfully implemented a variety of innovative marketing techniques to attract new customers and increase revenue per customer. Our marketing efforts focus on tailoring Charter-branded entertainment and information services that provide value, choice, convenience and quality to our customers. We use demographic "cluster codes" to address messages to target audiences through direct mail and telemarketing. Cluster codes identify customers by marketing type such as young professionals, retirees or families. In addition, we promote our services on radio, in local newspapers and by door-to-door selling. In many of our systems, we offer discounts to customers who purchase multiple premium services such as Home Box Office or Showtime. We also have a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the link between quality service and the Charter brand name and to encourage customers to purchase higher service levels. Successful implementation of these marketing techniques has contributed to internal customer growth rates in excess of the cable industry average in each year from 1996 through 1999 for the systems we owned in each of those years. We have begun to implement our marketing programs in all of the systems we have recently acquired.

     EMPHASIZE LOCAL MANAGEMENT AUTONOMY WHILE PROVIDING REGIONAL AND CORPORATE SUPPORT AND CENTRALIZED FINANCIAL CONTROLS. Our local cable systems are organized into twelve operating regions. A regional management team oversees multiple local system operations in each region. We believe that a strong management presence at the local system level:

     -  improves our customer service;

     - increases our ability to respond to customer needs and programming preferences;

     -  reduces the need for a large centralized corporate staff;

     -  fosters good relations with local governmental authorities; and

     -  strengthens community relations.

     Our regional management teams work closely with both local managers and senior management in our corporate office to develop budgets and coordinate marketing, programming, purchasing and engineering activities. Our centralized financial management enables us to set financial and operating benchmarks and monitor performance on an ongoing basis. In order to attract and retain high quality managers at the local and regional operating levels, we provide a high degree of operational autonomy and accountability along with cash and equity-based compensation. Charter Communications Holding Company has a plan to distribute to directors, consultants and substantially all employees, including members of corporate management and key regional and system-level management personnel, options exercisable for up to 25,009,798 Charter Communications Holding Company membership units that are automatically exchanged for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis.

     CONCENTRATE OUR SYSTEMS IN TIGHTER GEOGRAPHICAL CLUSTERS. To improve operating margins and increase operating efficiencies, we regularly seek to improve the geographic clustering of our cable systems by selectively swapping our cable systems for systems of other cable operators or acquiring systems in close proximity to our systems. We believe that by concentrating our systems in clusters, we will be able to generate higher growth in revenues and operating cash flow. Clustering enables us to consolidate headends and spread fixed costs over a larger subscriber base. Charter Communications, Inc. and AT&T Broadband & Internet Services have entered into a non-binding letter of intent to exchange certain cable systems (referred to as the "Swap Transaction"). If completed, the Swap Transaction will allow us to improve the clustering of our cable systems in certain key markets. We are negotiating with several other cable operators whose systems we consider to be potential acquisition or swapping candidates.

                                 RECENT EVENTS

ACQUISITIONS AND TRANSFERS IN 1999 AND 2000

     In 1999, we completed eight acquisitions of cable systems. On January 1, 1999, the Recent Transfers were completed. In February 1999, the Bresnan acquisition was completed. A summary of information regarding these acquisitions and transfers is as follows:

                                                                                  AS OF AND FOR
                                                                                  THE YEAR ENDED
                                                           PURCHASE PRICE       DECEMBER 31, 1999
                                             ACQUISITION     (INCLUDING     --------------------------
                                             OR TRANSFER   ASSUMED DEBT)                   REVENUES
ACQUISITIONS                                    DATE       (IN MILLIONS)    CUSTOMERS   (IN THOUSANDS)
------------                                 -----------   --------------   ---------   --------------
Renaissance Media Group LLC...............       4/99       $        459      134,000     $   62,428
American Cable Entertainment, LLC.........       5/99                240       69,000         37,216
Cable systems of Greater Media
  Cablevision, Inc........................       6/99                500      176,000         85,933
Helicon Partners I, L.P. and affiliates...       7/99                550      171,000         85,224
Vista Broadband Communications, L.L.C.....       7/99                126       26,000         14,112
Cable system of Cable Satellite of South
  Miami, Inc..............................       8/99                 22        9,000          4,859
Rifkin Acquisition Partners, L.L.L.P. and
  InterLink Communications Partners,
  LLLP....................................       9/99              1,460      463,000        219,878
Cable systems of InterMedia Capital
  Partners IV, L.P., InterMedia Partners
  and affiliates..........................      10/99                873+     420,000        179,259
                                                            systems swap     (142,000)(a)      (53,056)(b)
                                                                            ---------     ----------
                                                                              278,000        126,203
Bresnan Communications Company
  Limited Partnership.....................       2/00              3,100      686,000(c)    290,697(d)
RECENT TRANSFERS
Cable systems of Fanch Cablevision L.P.
  and affiliates..........................       1/00              2,400      528,000        218,197
Falcon Communications, L.P................       1/00              3,481      955,000        427,668
Avalon Cable of Michigan Holdings, Inc....       1/00                845(e)   258,000(e)      109,943(f)
                                                            ------------    ---------     ----------
  Total...................................                  $     14,056    3,753,000     $1,682,358
                                                            ============    =========     ==========

---------------

(a) As part of the transaction with InterMedia, we agreed to "swap" some of our non-strategic cable systems located in Indiana, Montana, Utah and northern Kentucky, representing 142,000 basic customers. We transferred cable systems with 112,000 customers to InterMedia in connection with this swap in October 1999. The remaining Indiana cable system, with customers totaling 30,000, was transferred in March 2000 after receipt of the necessary regulatory approvals.

(b) Includes revenue for all swapped InterMedia systems, except the retained Indiana system, for the nine months ended September 30, 1999, the date of the transfer of these systems, and includes revenue for the Indiana system for the year ended December 31, 1999.

(c) Includes approximately 19,400 customers served by cable systems acquired by Bresnan since December 31, 1999.

(d) Includes revenues of approximately $7.1 million related to the cable systems acquired by Bresnan since December 31, 1999.

(e) Includes approximately 5,400 customers served by cable systems that we acquired from certain former affiliates of Avalon in February 2000. The $845 million purchase price for Avalon includes the purchase price for these systems of approximately $13 million.

(f) Includes revenues of approximately $1.6 million related to cable systems acquired from certain former affiliates of Avalon.

     ACQUISITION CRITERIA. Our primary criterion in considering acquisition and swapping opportunities is the financial return that we expect to ultimately realize. We consider each acquisition in the context of our overall existing and planned operations, focusing particularly on the impact on our size and scope and the ability to reinforce our clustering strategy, either directly or through future swaps or acquisitions. Other specific factors we consider in acquiring a cable system are:

     - demographic profile of the market as well as the number of homes passed and customers within the system;

     - per customer revenues and operating cash flow and opportunities to increase these financial benchmarks;

     - proximity to our existing cable systems or the potential for developing new clusters of systems;

     -  the technological state of such system; and

     -  the level of competition within the local market.

     We believe that there are significant advantages in increasing the size and scope of our operations, including:

     - improved economies of scale in management, marketing, customer service, billing and other administrative functions;

     -  reduced costs for our cable plants and our infrastructure in general;

     -  increased leverage for negotiating programming contracts; and

     - increased influence on the evolution of important new technologies affecting our business.

     We believe that as a result of our acquisition strategy and our systems upgrade we will be well positioned to have cable systems with economies of scale sufficient to allow us to execute our strategy to expand the array of products and services that we offer to our customers as we implement our Wired World vision. We will continue to explore acquisitions and swaps of cable systems that would further complement our existing cable systems.

ACQUISITIONS COMPLETED IN 1999 AND 2000

     MERGER WITH MARCUS HOLDINGS. On April 23, 1998, Mr. Allen acquired approximately 99% of the non-voting economic interests in Marcus Cable Company, L.L.C., and agreed to acquire the remaining interests in Marcus Cable. The aggregate purchase price was approximately $1.4 billion, excluding $1.8 billion in assumed liabilities. On February 22, 1999, Marcus Holdings was formed, and all of Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings on March 15, 1999. On March 31, 1999, Mr. Allen completed the acquisition of all remaining interests of Marcus Cable. On April 7, 1999, the holding company parent of the Marcus companies, Marcus Holdings, merged into Charter Holdings, which was the surviving entity of the merger. The subsidiaries of Marcus Holdings became subsidiaries of Charter Operating. During the period of obtaining the requisite regulatory approvals for the transaction, the Marcus systems came under common management with our subsidiaries in October 1998 pursuant to the terms of a management agreement.

     The cable systems we acquired in the merger with Marcus are located in Wisconsin, Tennessee, North Carolina, Georgia, California, Alabama and Texas, has approximately 1,001,000 customers and is operated as part of our North Central, Southeast, Southern California, Gulf Coast and Metroplex regions. For the year ended December 31, 1999, Marcus had revenues of approximately $511.9 million.

     RENAISSANCE. In April 1999, one of Charter Holdings' subsidiaries purchased Renaissance Media Group LLC for approximately $459 million, consisting of $348 million in cash and $111 million of assumed debt. Renaissance owns cable systems located in Louisiana, Mississippi and Tennessee, has approximately 134,000 customers and is operated as part of our Gulf Coast and Mid-South regions. For the year ended December 31, 1999, Renaissance had revenues of approximately $62.4 million.

     AMERICAN CABLE. In May 1999, one of Charter Holdings' subsidiaries purchased American Cable Entertainment, LLC for approximately $240 million. American Cable owns cable systems located in California serving approximately 69,000 customers and is operated as part of our Southern California region. For the year ended December 31, 1999, American Cable had revenues of approximately $37.2 million.

     GREATER MEDIA SYSTEMS. In June 1999, one of Charter Holdings' subsidiaries purchased certain cable systems of Greater Media Cablevision Inc. for approximately $500 million. The Greater Media systems are located in Massachusetts, have approximately 176,000 customers and are operated as part of our Northeast Region. For the year ended December 31, 1999, the Greater Media systems had revenues of approximately $85.9 million.

     HELICON. In July 1999, one of Charter Holdings' subsidiaries acquired Helicon Partners I, L.P. and affiliates for approximately $550 million, consisting of $410 million in cash, $115 million of assumed debt, and $25 million in the form of preferred limited liability company interest of Charter-Helicon LLC, a direct wholly owned subsidiary of Charter Communications, LLC. Helicon owns cable systems located in Alabama, Georgia, New Hampshire, North Carolina, West Virginia, South Carolina, Tennessee, Pennsylvania, Louisiana and Vermont, and has approximately 171,000 customers. For the year ended December 31, 1999, Helicon had revenues of approximately $85.2 million.

     VISTA AND CABLE SATELLITE. One of Charter Communications Holdings' subsidiaries acquired Vista Broadband Communications, LLC in July 1999 and acquired a cable system of Cable Satellite of South Miami, Inc. in August 1999. These cable systems are located in Georgia and southern Florida and serve a total of approximately 35,000 customers. The aggregate purchase price for these acquisitions was approximately $148 million in cash. For the year ended December 31, 1999, these systems had revenues of approximately $19.0 million.

     RIFKIN. In September 1999, Charter Operating acquired Rifkin Acquisition Partners L.L.L.P. and InterLink Communications Partners, LLLP for a purchase price of approximately $1.46 billion, consisting of $1.2 billion in cash, $133.3 million in equity in Charter Communications Holding Company and $128.0 million in assumed debt.

     Rifkin owns cable systems primarily in Florida, Georgia, Illinois, Indiana, Tennessee, Virginia and West Virginia, serving approximately 463,000 customers. For the year ended December 31, 1999, Rifkin had revenues of approximately $219.9 million.

     INTERMEDIA SYSTEMS. In October 1999, Charter Communications, LLC purchased certain cable systems of InterMedia Capital Partners IV, L.P., InterMedia Partners and their affiliates in exchange for approximately $873 million in cash and certain of our cable systems. The InterMedia systems serve approximately 420,000 customers in North Carolina, South Carolina, Georgia and Tennessee. As part of this transaction, we agreed to "swap" some of our non-strategic cable systems serving approximately 142,000 customers in Indiana, Montana, Utah and northern Kentucky.

     At the closing, we retained a cable system located in Indiana serving approximately 30,000 customers for which we were unable to timely obtain the necessary regulatory approvals of the system transfer. Such approval was subsequently obtained and the Indiana system assets were transferred in March 2000.

     This transaction, including the transfer of the retained Indiana system, resulted in a net increase of 278,000 customers concentrated in our Southeast and Mid-South regions. For the year ended December 31, 1999, the InterMedia systems had revenues of approximately $179.3 million ($126.2 million net of disposed systems).

     BRESNAN. In February 2000, Charter Communications Holding Company purchased Bresnan Communications Company Limited Partnership for a total purchase price of approximately $3.1 billion, consisting of cash, $1.0 billion in membership units in Charter Communications Holding Company and an indirect subsidiary of Charter Communications Holding Company and $964.4 million in assumed debt.

     The cable systems acquired in the Bresnan acquisition are located in Michigan, Minnesota, Wisconsin and Nebraska and serve approximately 686,000 customers. For the year ended December 31, 1999, these systems and systems acquired by Bresnan since December 31, 1999 had revenues of approximately $290.7 million.

RECENT TRANSFERS COMPLETED IN JANUARY 2000

     FANCH. In November 1999, Charter Communications Holding Company purchased the partnership interests of Fanch Cablevision of Indiana, L.P., specified assets of Cooney Cable Associates of Ohio, Limited Partnership, Fanch-JV2 Master Limited Partnership, Mark Twain Cablevision Limited Partnership, Fanch-Narragansett CSI Limited Partnership, North Texas Cablevision, Ltd., Post Cablevision of Texas, Limited Partnership and Spring Green Communications, L.P. and the stock of Tioga Cable Company, Inc., Cable Systems, Inc. and, indirectly, Hornell Television Service, Inc. for a total combined purchase price of approximately $2.4 billion in cash. These interests and assets were transferred to us on January 1, 2000.

     The cable systems acquired in this acquisition are located in Colorado, Indiana, Kansas, Kentucky, Michigan, Mississippi, New Mexico, Oklahoma, Texas and Wisconsin, and serve approximately 528,000 customers. For the year ended December 31, 1999, these systems had revenues of approximately $218.2 million.

     FALCON. In November 1999, Charter Communications Holding Company purchased partnership interests in Falcon Communications, L.P. from Falcon Holding Group, L.P. and TCI Falcon Holdings, LLC, interests in a number of Falcon entities held by Falcon Cable Trust and Falcon Holding Group, Inc., specified interests in Enstar Communications Corporation and Enstar Finance Company, LLC held by Falcon Holding Group, L.P., and specified interests in Adlink held by DHN Inc. These interests were transferred to us on January 1, 2000.

     The purchase price for the acquisition was approximately $3.5 billion, consisting of cash, $550 million in common membership units in Charter Communications Holding Company issued to certain of the Falcon sellers and $1.7 billion in assumed debt.

     The Falcon cable systems are located in California and the Pacific Northwest, Missouri, North Carolina, Alabama and Georgia and serve approximately 955,000 customers. For the year ended December 31, 1999, these systems had revenues of approximately $427.7 million.

     AVALON. In November 1999, Charter Communications Holding Company purchased directly and indirectly all of the equity interests of Avalon Cable of Michigan Holdings, Inc. from Avalon Cable Holdings LLC and Avalon Investors, L.L.C. for approximately $832 million, consisting of $558.2 million in cash and $273.8 million in assumed notes. These interests were transferred to us on January 1, 2000.

     Avalon Cable operates primarily in Michigan and New England and serves approximately 252,000 customers. For the year ended December 31, 1999, Avalon Cable had revenues of approximately $108.3 million.

PENDING TRANSACTION

     In March 2000, Charter Communications, Inc. entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the indirect owner of a cable system in Kalamazoo, Michigan with and into Charter Communications, Inc. As a result of this merger, Charter Communications, Inc. will become the indirect owner of the Kalamazoo system. The merger consideration of approximately $173 million will be paid in Class A common stock of Charter Communications, Inc. After the merger, Charter Communications, Inc. will contribute 100% of the equity interests of the direct owner of the Kalamazoo system to Charter Communications Holding Company in exchange for membership units. Charter Communications Holding Company will in turn contribute the equity interests to Charter Holdings, which will in turn contribute the equity interests to a subsidiary. The Kalamazoo cable system has approximately 49,000 customers and had revenue of approximately $31.9 million for the year ended December 31, 1999. We anticipate that this transaction will close in the third quarter of 2000.

POSSIBLE SWAP TRANSACTION

     On December 1, 1999, we entered into a non-binding letter of intent with AT&T Broadband & Internet Services to exchange certain cable systems. The Swap Transaction would involve cable systems owned by AT&T located in municipalities in Alabama, Georgia, Illinois and Missouri serving approximately 705,000 customers and certain of our cable systems located in municipalities in California, Connecticut, Massachusetts, Texas and other states serving approximately 631,000 customers. As part of the Swap Transaction, we would pay AT&T approximately $108 million in cash, which represents the difference in the agreed values of the systems being exchanged. The Swap Transaction is subject to the negotiation and execution of a definitive exchange agreement, regulatory approvals and other conditions typical in transactions of this type. We cannot assure you that the Swap Transaction will be completed.

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

     TRADITIONAL CABLE TELEVISION SERVICES. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, approximately 85% of our customers subscribed to both "basic" and "expanded basic" service and generally receive a line-up of between 33 and 85 channels of television programming, depending on the bandwidth capacity of the system. Customers who pay additional amounts can also subscribe to additional channels, either individually or in packages of several channels, as add-ons to the basic channels. As of December 31, 1999, more than 22% of our customers subscribe to premium channels, with additional customers subscribing to other special add-on packages. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences, competition, price sensitivity and local regulation.

     Our traditional cable television service offerings include the following:

     - BASIC CABLE. All of our customers receive basic cable services, which generally consist of local broadcast television, local community programming, including governmental and public access, and limited satellite programming. For the year ended December 31, 1999, pro forma for the Recent Transfers, the average monthly fee was $13.54 for our basic service.

     - EXPANDED BASIC CABLE. This expanded tier includes a group of satellite-delivered or non-broadcast channels, such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN) and Lifetime Television, in addition to the basic channel line-up. For the year ended December 31, 1999, pro forma for the Recent Transfers, the average monthly fee was $14.88 for our expanded basic service.

     - PREMIUM CHANNELS. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming. Home Box Office, Cinemax and Showtime are typical examples. We offer subscriptions to these channels either individually or in packages. For the year ended December 31, 1999 pro forma for the Recent Transfers, the average monthly fee was $6.15 per premium subscription.

     - PAY-PER-VIEW. These channels allow customers to pay to view a single showing of a recently released movie, a one-time special sporting event or music concerts on an unedited, commercial-free basis. We currently charge a fee that ranges from $2.95 to $8.95 for movies. For special events, such as championship boxing matches, we have charged a fee of up to $54.95.

     We have employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. We employ direct mail and telemarketing, using demographic "cluster codes" to target specific messages to target audiences. In many of our systems, we offer discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. We also have a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the decision to subscribe and to encourage customers to purchase higher service levels.

     NEW PRODUCTS AND SERVICES. A variety of emerging technologies and the rapid growth of Internet usage have presented us with substantial opportunities to provide new or expanded products and services to our customers and to expand our sources of revenue. The desire for such new technologies and the use of the Internet by businesses in particular have triggered a significant increase in our commercial market penetration. As a result, we are in the process of introducing a variety of new or expanded products and services beyond the traditional offerings of analog television programming for the benefit of both our residential and commercial customers. These new products and services include:

     -  digital television and its related enhancements;

     - high-speed Internet access via cable modems installed in personal computers;

     - WorldGate television-based Internet access, which allows customers to access the Internet through the use of our two-way capable cable plant without the need for a personal computer;

     - interactive services, such as Wink, which adds interactivity and electronic commerce opportunities to traditional programming and advertising; and

     - telephony and data transmission services, which are private network services interconnecting locations for a customer.

     Cable television's high bandwidth allows cable to be well positioned to deliver a multitude of channels and/or new and advanced products and services. We believe that this high bandwidth will be a key factor in the successful delivery of these products and services.

     DIGITAL TELEVISION. As part of upgrading our systems, we are installing headend equipment capable of delivering digitally encoded cable transmissions to a two-way digital-capable set-top converter box in the customer's home. This digital connection offers significant advantages. For example, we can compress the digital signal to allow the transmission of up to twelve digital channels in the bandwidth normally used by one analog channel. This will allow us to increase both programming and service offerings, including near video-on-demand for pay-per-view customers. We expect to increase the amount of these services purchased by our customers.

     Digital services customers may receive a mix of additional television programming, an electronic program guide and up to 40 channels of digital music. The additional programming falls into four categories which are targeted toward specific markets:

     - additional expanded basic channels, which are marketed in systems primarily serving rural communities;

     - additional premium channels, which are marketed in systems serving both rural and urban communities;

     - "multiplexes" of premium channels to which a customer previously subscribed, such as multiple channels of HBO or Showtime, which are varied as to time of broadcast or programming content theme and which are marketed in systems serving both rural and urban communities; and

     - additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films to provide near video-on-demand, which are more heavily marketed in systems primarily serving both rural and urban communities.

     As part of our pricing strategy for digital services, we have established a retail rate of $4.95 to $8.95 per month for the digital set-top converter and the delivery of "multiplexes" of premium services, additional pay-per-view channels, digital music and an electronic programming guide. Some of our systems also offer additional expanded basic tiers of service. These tiers of services retail for $3.95 per month each or $8.95 for all three tiers. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, more than 155,400 of our customers subscribed to the digital service offered in 85 markets. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, approximately 4.7 million of our customers were served by cable systems capable of delivering digital services. By year-end 2000, we anticipate that digital services will pass approximately 7.0 million homes.

     INTERNET ACCESS. We currently provide Internet access to our customers by two principal means:

     - via cable modems attached to personal computers, either directly or through an outsourcing contract with an Internet service provider; and

     -  through television access, via a service such as WorldGate.

     We also provide Internet access in some markets through traditional dial-up telephone modems, using a third party service provider.

     The principal advantage of cable Internet connections is the high speed of data transfer over a cable system. We currently offer these services to our residential customers over coaxial cable at speeds that can range up to approximately 50 times the speed of a conventional telephone modem. Furthermore, a two-way communication cable system using a hybrid fiber optic/coaxial structure can support the entire connection at cable modem speeds without the need for a separate telephone line. If the cable system only supports one-way signals from the headend to the customer, the customer must use a separate telephone line in order to send signals to the provider, although such customer still receives the benefit of high speed cable access when downloading information, which is the primary reason for using cable as an Internet connection. In addition to Internet access over our traditional coaxial system, we also provide our commercial customers fiber optic cable access at a price that we believe is less than the price offered by the telephone companies.

     In the past, cable Internet connections have provided customers with widely varying access speeds because each customer accessed the Internet by sending and receiving data through a node. Users connecting simultaneously through a single node share the bandwidth of that node, so that users' connection speeds may diminish as additional users connect through the same node. To induce users to switch to our Internet services, we guarantee our cable modem customers the minimum access speed selected from several speed options we offer. We also provide higher guaranteed access speeds for customers willing to pay an additional cost. In order to meet these guarantees, we are increasing the bandwidth of our systems and "splitting" nodes easily and cost-effectively to reduce the number of customers per node.

     CABLE MODEM-BASED INTERNET ACCESS. We have deployed cable modem-based Internet access services in 84 markets including: Los Angeles, California; St. Louis, Missouri; and Fort Worth, Texas.

     As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we provided Internet access service to approximately 65,600 residential customers and 280 commercial customers. The following table indicates the projected availability, pro forma for the Recent Transfers and the Bresnan acquisition, of cable modem-based Internet access services in our systems, as of the dates indicated. Only a small percentage of our customers currently subscribe to these services.

                                                                    HOMES MADE AVAILABLE FOR
                                                                     ADVANCED DATA SERVICES
                                                             --------------------------------------
                                                             DECEMBER 31, 1999    DECEMBER 31, 2000
                                                             -----------------    -----------------
                                                                (PRO FORMA)          (PROJECTED)
HIGH-SPEED INTERNET ACCESS VIA CABLE MODEMS:
High Speed Access Corp...................................        1,128,300            3,180,500
EarthLink/Charter Pipeline...............................          708,700              772,700
Excite@Home..............................................          867,800              917,700
Convergence.com..........................................          263,200                   --
In-House/Other...........................................          445,600              523,700
                                                                 ---------            ---------
  Total cable modems.....................................        3,413,600            5,394,600
                                                                 =========            =========
Internet access via WorldGate............................          428,800              488,800
                                                                 =========            =========

     We have a relationship with High Speed Access Corp. to offer Internet access in some of our smaller systems. High Speed Access also provides Internet access services to our customers under the Charter Pipeline brand name. Although the Internet access service is provided by High Speed Access, the Internet "domain name" of our customer's e-mail address and web site, if any, is "Charter.net," allowing the customer to switch or expand to our other Internet services without a change of e-mail address.

     High Speed Access provides three different tiers of service to us. The base tier is similar to our arrangements with EarthLink and Excite@Home described below. The turnkey tier bears all capital, operating and marketing costs of providing the service, and seeks to build economies of scale in our smaller systems that we cannot efficiently build ourselves by simultaneously contracting to provide the same services to other small geographically contiguous systems. The third tier allows for a la carte selection of services between the base tier and the turnkey tier. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we have made Internet access available to approximately 1,128,300 of our homes passed, and approximately 15,200 customers have signed up for the service. During 2000, we anticipate making available for service an additional 73 markets to High Speed Access, covering approximately 2,052,200 additional homes passed.

     We have an agreement with EarthLink Network, Inc., an independent Internet service provider, to provide service marketed and branded service marketed as Charter Pipeline(TM), which is a cable modem-based, high-speed Internet access service we offer. EarthLink and MindSpring Enterprises, Inc. merged in February 2000 creating the second-largest Internet service provider (ISP) in the United States. We currently charge a monthly usage fee of between $24.95 and $39.95. Our customers have the option to lease a cable modem for $10 to $15 a month or to purchase a modem for between $200 and $300. As of December 31, 1999, we made EarthLink Internet access available to approximately 708,700 homes passed and had approximately 10,500 customers who subscribed to this service.

     We have a revenue sharing agreement with Excite@Home, under which Excite@Home provides Internet service to customers in our systems serving Fort Worth, University Park and Highland Park, Texas. The Excite@Home network provides high-speed, cable modem-based Internet access using our cable infrastructure. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we have made Excite@Home available to approximately 867,800 of our homes passed and had approximately 18,200 customers who subscribed to this service.

     We also have services agreements with Convergence.com under which Convergence.com provides Internet service to customers in systems acquired from Rifkin. The Convergence.com network provides high-speed, cable modem-based Internet access using our cable infrastructure. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we have made available Convergence.com service to approximately 263,200 homes passed and had approximately 7,100 customers.

     We actively market our cable modem service to businesses in each one of our systems where we have the capability to offer such service. Our marketing efforts are often door-to-door, and we have established a separate division whose function is to make businesses aware that this type of Internet access is available through us. We also provide several virtual local area networks for municipal and educational facilities in our Los Angeles cluster including California Institute of Technology located in Pasadena, the City of Pasadena and the City of West Covina.

     TV-BASED INTERNET ACCESS. We have a non-exclusive agreement with WorldGate to provide its TV-based e-mail and Internet access to our cable customers. WorldGate's technology is only available to cable systems with two-way capability. WorldGate offers easy, low-cost Internet access to customers at connection speeds ranging up to 128 kilobits per second. For a monthly fee, we provide our customers with e-mail and Internet access that does not require the use of a PC, an existing or additional telephone line, or any additional equipment. Instead, the customer accesses the Internet through the set-top box, which the customer already has on his television set, and a wireless keyboard, that is provided with the service and which interfaces with the box. WorldGate works on advanced analog and digital converters and, therefore, can be installed utilizing advanced analog converters already deployed. In contrast, other converter-based, non-PC Internet access products require a digital platform and a digital converter prior to installation.

     Customers who opt for television-based Internet access are generally first-time Internet users who prefer this more user-friendly interface. Although the WorldGate service bears the WorldGate brand name, the Internet domain names of the customers who use this service is "Charter.net." This allows the customers to switch or expand to our other Internet services without a change of e-mail address.

     We first offered WorldGate to customers on the upgraded portion of our systems in St. Louis in April 1998. We are also currently offering this service in five other systems. In addition, we plan to introduce it in four additional systems during 2000. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we provided WorldGate Internet service to approximately 7,100 customers.

     INTERNET PORTAL SERVICES. On October 1, 1999, Charter Communications Holding Company, Vulcan Ventures, an entity controlled by Mr. Allen, and Go2Net, Inc. entered into a joint venture to form Broadband Partners, Inc. Broadband will provide access to the Internet through a "portal" to our customers on the digital service tier. A portal is an Internet web site that serves as a user's initial point of entry to the World Wide Web. By offering selected content, services and links to other web sites, a portal guides and directs users through the World Wide Web. In addition, the portal generates revenues from advertising on its own web pages and by sharing revenues generated by linked or featured web sites.

     Revenue splits and other economic terms in this arrangement will be at least as favorable to us as terms between Broadband and any other parties. Charter Communications Holding Company has agreed to use Broadband's portal services exclusively for an initial six-year period that will begin when the portal services are launched, except that Charter Communications Holding Company's existing agreements with other Internet high-speed portal services and High Speed Access may run for their current term to the extent that such agreements do not allow for the carriage of content provided by Charter Communications Holding Company or Vulcan Ventures. The joint venture is for an initial 25-year term, subject to successive five-year renewals by mutual consent. Vulcan Ventures will own 55.2%, Charter Communications Holding Company will own 24.9% and Go2Net will own 19.9% of Broadband's equity interests and Vulcan Ventures will have voting control over the Broadband entity. Broadband's board of directors will consist of three directors designated by Vulcan Ventures and one by each of Charter Communications Holding Company and Go2Net.

     Each of Broadband's investors will be obligated to provide their pro rata share of funding for Broadband's operations and capital expenditures, except that Vulcan Ventures will fund our portion of Broadband's expenses for the first four years and will fund Go2Net's portion of Broadband's expenses to the extent Go2Net's portion exceeds budget for the first four years.

     We believe that our participation in the Broadband joint venture will facilitate the delivery of a broad array of Internet products and services to our customers over the television through the use of an advanced digital set-top box or through the personal computer.

     The Broadband joint venture has not yet established a timetable for a commercial launch of its portal services. However, we anticipate that alpha and beta testing of this Internet portal service will be completed during 2000. We do not anticipate that our participation in the joint venture will have a material adverse impact on our financial condition or results of operations for the foreseeable future.

     WINK-ENHANCED PROGRAMMING. We have formed a relationship with Wink, which sells technology to embed interactive features, such as additional information and statistics about a program or the option to order an advertised product, into programming and advertisements. A customer with a Wink-enabled set-top box and a Wink-enabled cable provider sees an icon flash on the screen when additional Wink features are available to enhance a program or advertisement. By pressing the select button on a standard remote control, a viewer of a Wink-enhanced program is able to access additional information regarding such program, including, for example, information on prior episodes or the program's characters. A viewer watching an advertisement would be able to access additional information regarding the advertised product and may also be able to utilize the two-way transmission features to order a product. We have bundled Wink's services with our traditional cable services in both our advanced analog and digital platforms. Wink's services are provided free of charge. A company controlled by Mr. Allen has made an equity investment in Wink.

     Various programming networks, including CNN, NBC, ESPN, HBO, Showtime, Lifetime, VH1, the Weather Channel, and Nickelodeon, are currently producing over 1,000 hours of Wink-enhanced programming per week. Under certain revenue-sharing arrangements, we will modify our headend technology to allow Wink-enabled programming to be offered on our systems. We receive fees from Wink each time one of our customers uses Wink to request certain additional information or order an advertised product.

     TELEPHONE SERVICES. We expect to be able to offer cable telephony services in the near future using our systems' direct, two-way connections to homes and other buildings. We are exploring technologies using Internet protocol telephony, as well as traditional switching technologies that are currently available, to transmit digital voice signals over our systems. AT&T and other telephone companies have already begun to pursue strategic partnering and other programs which make it attractive for us to acquire and develop this alternative Internet protocol technology. For the last two years, we have sold telephony services as a competitive access provider in the state of Wisconsin through one of our subsidiaries, and are currently looking to expand our services as a competitive access provider into other states.

     JOINT VENTURE WITH RCN CORPORATION. On October 1, 1999, Charter Communications Holding Company and RCN Corporation entered into a binding term sheet containing the principal terms of a non-exclusive joint venture to provide a broad range of telephony services to the customers of Charter Communications Holding Company's subsidiaries in its Los Angeles franchise territory. RCN is engaged in the businesses of bundling residential voice, video and Internet access operations, cable operations and certain long distance telephony operations. RCN is developing advanced fiber optic networks to provide a wide range of telecommunications services, including long distance telephone, video programming and data services, such as high-speed Internet access.

     Charter Communications Holding Company will provide access to our Los Angeles customer base and will provide the capital necessary to develop telephony capability in Los Angeles. In addition, Charter Communications Holding Company will provide the necessary personnel to oversee and manage the telephony services. RCN will provide the necessary personnel and support services to develop and implement telephony services to be provided by Charter Communications Holding Company. We will pay RCN's fees at rates consistent with industry market compensation. We will have all rights to the telephony business and assets and will receive all revenues derived from the telephony business unless the parties expand RCN's role by mutual agreement. We believe that our telephony joint venture, together with Mr. Allen's investment in RCN, may allow us to take advantage of RCN's telephony experience as we deliver telephone services to our customers, although we cannot assure you that we will realize anticipated advantages.

     The term sheet contains only the principal terms of this joint venture and provides that the parties will enter into definitive agreements, which will contain, among other terms, details of the compensation to be received by RCN. To date, we have only had preliminary discussions with RCN regarding specific operational matters and have not determined a timetable for the commencement of services by the joint venture. We do not anticipate that this joint venture will have a material impact on our financial condition or results of operations in the foreseeable future.

                                  OUR SYSTEMS

     OPERATING REGIONS. To manage and operate our systems, we have established two divisions that contain a total of twelve operating regions. Each of the two divisions is managed by a Senior Vice President who reports directly to Mr. Kent, President and Chief Executive Officer, and is responsible for overall supervision of the operating regions within the division. Each region is managed by a team consisting of a Senior Vice President or a Vice President supported by operational, marketing and engineering personnel. Within each region, certain groups of cable systems are further organized into clusters. We believe that much of our success is attributable to our operating philosophy which emphasizes decentralized management, with decisions being made as close to the customer as possible.

     The Western Division is comprised of the following regions: Central, North Central, MetroPlex (Dallas/ Fort Worth), Southern California, Northwest, Michigan and National. The Eastern Division is comprised of the following regions: Southeast, Mid-South, Northeast, Gulf Coast and Mid-Atlantic.

     The following table provides an overview of customer data for each of our operating regions as of December 31, 1999, pro forma for the Recent Transfers, the Bresnan acquisition, and our pending transaction, after which our systems will pass approximately 9.9 million homes serving approximately 6.2 million customers.

                     CUSTOMER DATA AS OF DECEMBER 31, 1999

                         CHARTER      RECENT        BRESNAN                     PENDING
                        HOLDINGS     TRANSFERS    ACQUISITION    SUBTOTAL     TRANSACTION      TOTAL
                        ---------    ---------    -----------    ---------    -----------    ---------
WESTERN DIVISION
Central...............    318,464      109,809           --        428,273          --         428,273
North Central.........    408,865       14,212      377,485        800,562          --         800,562
MetroPlex.............    188,132           --           --        188,132          --         188,132
Southern California...    588,906      159,082           --        747,988          --         747,988
Northwest.............         --      370,619           --        370,619          --         370,619
Michigan..............         --      297,356      246,971        544,327      48,500         592,827
National..............     54,405      124,121       61,094        239,620          --         239,620
                        ---------    ---------      -------      ---------      ------       ---------
                        1,558,772    1,075,199      685,550      3,319,521      48,500       3,368,021
EASTERN DIVISION
Southeast.............    823,671      136,481           --        960,152          --         960,152
Mid-South.............    477,543       65,533           --        543,076          --         543,076
Northeast.............    302,047       26,061           --        328,108          --         328,108
Gulf Coast............    365,502       66,986           --        432,488          --         432,488
Mid-Atlantic..........    183,803      371,052           --        554,855          --         554,855
                        ---------    ---------      -------      ---------      ------       ---------
                        2,152,566      666,113           --      2,818,679          --       2,818,679
                        ---------    ---------      -------      ---------      ------       ---------
Total.................  3,711,338    1,741,312      685,550      6,138,200      48,500       6,186,700
                        =========    =========      =======      =========      ======       =========

     The following discussion provides a description of our operating regions as of December 31, 1999, giving effect to the Recent Transfers, the Bresnan acquisition and our pending transaction.

     CENTRAL REGION. The Central region consists of cable systems serving approximately 428,000 customers of which approximately 255,000 customers reside in and around St. Louis County or in adjacent areas in Illinois. The remaining customers, approximately 173,000, reside in small to medium-sized communities in Missouri, Illinois and Indiana.

     NORTH CENTRAL REGION. The North Central region consists of cable systems serving approximately 801,000 customers located throughout the states of Wisconsin and Minnesota. Approximately 518,000 and 283,000 customers reside in the states of Wisconsin and Minnesota, respectively. Within the state of Wisconsin, the two largest operating clusters are located in and around Madison, serving approximately 231,000 customers, and Fond du Lac, serving approximately 107,000 customers. Within the state of Minnesota, the two largest operating clusters are located in and around Rochester, serving approximately 142,000 customers, and St. Cloud, serving approximately 62,000 customers.

     METROPLEX REGION. The MetroPlex region consists of cable systems serving approximately 188,000 customers of which approximately 132,000 are served by the Fort Worth, Texas system.

     SOUTHERN CALIFORNIA REGION. The Southern California region consists of cable systems serving approximately 748,000 customers located in the state of California, with approximately 509,000 customers in the Los Angeles metropolitan area. These customers reside primarily in the communities of Pasadena, Alhambra,

Glendale, Long Beach and Riverside. We also have approximately 239,000 customers in central California, principally located in the communities of San Luis Obispo, West Sacramento and Turlock.

     NORTHWEST REGION. The Northwest region was formed in connection with the recent Fanch and Falcon acquisitions. After these acquisitions, the Northwest region consists of cable systems serving approximately 371,000 customers residing in the states of Oregon, Washington, Idaho, Utah and California. The two largest operating clusters in the Northwest region are located in and around Kennewick, Washington, serving approximately 85,000 customers and Medford, Oregon, serving approximately 72,000 customers.

     MICHIGAN REGION. The Michigan region was formed in connection with the recent Fanch, Avalon, Falcon transfers and the Bresnan acquisition. Pro forma for these transactions and the pending transaction, the Michigan region will consist of cable systems serving approximately 593,000 customers. The largest operating cluster in the Michigan region is located in and around Bay City, Michigan serving approximately 132,000 customers.

     NATIONAL REGION. The National region consists of cable systems serving approximately 240,000 customers residing in small to medium-sized communities in the states of Nebraska, Texas, New Mexico, North Dakota, Kansas, Colorado and Oklahoma. These systems are managed from our Fort Worth, Texas regional office.

     SOUTHEAST REGION. The Southeast region consists of cable systems serving approximately 960,000 customers residing primarily in small to medium-sized communities in North Carolina, South Carolina, Georgia and Florida. There are significant clusters of cable systems in and around the cities and counties of Greenville/Spartanburg, South Carolina; Hickory and Asheville, North Carolina; and Atlanta, Georgia.

     MID-SOUTH REGION. The Mid-South region consists of cable systems serving approximately 543,000 customers residing in the states of Tennessee and Kentucky. The Mid-South region has a significant cluster of cable systems in and around Kingsport, Tennessee serving approximately 124,000 customers.

     NORTHEAST REGION. The Northeast region consists of cable systems serving approximately 328,000 customers residing in the states of Connecticut and Massachusetts. These systems serve the communities of Newtown and Willimantic, Connecticut, and areas in and around Pepperell and Worcester, Massachusetts.

     GULF COAST REGION. The Gulf Coast region was formed in connection with the Fanch and Falcon acquisitions. The Gulf Coast region consists of cable systems serving approximately 432,000 customers residing in the states of Louisiana, Mississippi and Alabama. Within the state of Alabama, the two largest operating clusters are located in and around Birmingham, serving approximately 117,000 customers, and Montgomery, serving approximately 25,000 customers.

     MID-ATLANTIC REGION. The Mid-Atlantic region consists of cable systems serving approximately 555,000 customers residing in the states of Virginia, West Virginia, Vermont, Ohio, Pennsylvania, New York and Maryland. The Mid-Atlantic region has significant clusters of cable systems in and around the cities of Charleston, West Virginia, serving approximately 189,000 customers, and Johnstown, Pennsylvania, serving approximately 77,000 customers.

     The following table describes the current technological state of our systems and the anticipated progress of planned upgrades through 2003, based on the percentage of our customers who will have access to the bandwidth and other features shown:

                                               LESS THAN                     750 MEGAHERTZ    TWO-WAY
                                             550 MEGAHERTZ   550 MEGAHERTZ    OR GREATER     CAPABILITY
                                             -------------   -------------   -------------   ----------
December 31, 1999.........................         55%             15%             30%            30%
December 31, 2000.........................         48%             14%             38%            38%
December 31, 2001.........................         30%             12%             58%            58%
December 31, 2002.........................         16%             10%             74%            74%
December 31, 2003.........................          5%              9%             86%            86%

     We have adopted the hybrid fiber coaxial cable (HFC) architecture as the standard for our ongoing systems upgrades. HFC architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires a more extensive signal amplification in order to obtain the desired transmission levels for delivering channels. In most systems, we deliver our signals via fiber optic cable to individual nodes serving a maximum of 500 homes or commercial buildings. Currently, our average node size is approximately 380 homes per node. Our HFC architecture consists of six strands of fiber to each node, with two strands activated and four strands reserved for future services. We believe that this network design provides high capacity and superior signal quality, and will enable us to provide the newest forms of telecommunications services to our customers. The primary advantages of HFC architecture over traditional coaxial cable networks include:

     -  increased channel capacity of cable systems;

     - reduced number of amplifiers, which are devices to compensate for signal loss caused by coaxial cable, needed to deliver signals from the headend to the home, resulting in improved signal quality and reliability;

     - reduced number of homes that need to be connected to an individual node, improving the capacity of the network to provide high-speed Internet access and reducing the number of households affected by disruptions in the network; and

     - sufficient dedicated bandwidth for two-way services, which avoids reverse signal interference problems that can otherwise occur when you have two-way communication capability.

     The HFC architecture will enable us to offer new and enhanced services, including:

     -  additional channels and tiers;

     -  expanded pay-per-view options;

     -  high-speed Internet access;

     - wide area networks, which permit a network of computers to be connected together beyond an area;

     - point-to-point data services, which can switch data links from one point to another; and

     - digital advertising insertion, which is the insertion of local, regional and national programming.

     The upgrades will facilitate our new services in two primary ways:

     - Greater bandwidth allows us to send more information through our systems. This provides us with the capacity to provide new services in addition to our current services. As a result, we will be able to roll out digital cable programming in addition to existing analog channels offered to customers who do not wish to subscribe to a package of digital services.

     - Enhanced design configured for two-way communication with the customer allows us to provide cable Internet services without telephone support and other interactive services, such as an interactive program guide, impulse pay-per-view, video-on-demand and Wink, that cannot be offered without upgrading the bandwidth capacity of our systems.

     This HFC architecture will also position us to offer cable telephony services in the future, using either Internet protocol technology or switch-based technology, another method of linking communications.

FRANCHISES

     As of December 31, 1999, pro forma for the Recent Transfers, our systems operated pursuant to an aggregate of approximately 3,670 franchises, permits and similar authorizations issued by local and state governmental authorities. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we held approximately 4,215 franchises in the aggregate. Each franchise is awarded by a governmental authority and is usually not transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of gross revenues generated by cable television services under the franchise (i.e., the maximum amount that may be charged under the Communications
Act).

     Our franchises have terms which range from four years to more than 32 years. Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time and often involves substantial expense. The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. If a renewal is withheld and the granting authority takes over operation of the affected cable system or awards it to another party, the granting authority must pay the existing cable operator the "fair market value" of the system. The Communications Act also established comprehensive renewal procedures requiring that an incumbent franchisee's renewal application be evaluated on its own merit and not as part of a comparative process with competing applications. In connection with the franchise renewal process, many governmental authorities require the cable operator make certain commitments, such as technological upgrades to the system, which may require substantial capital expenditures. We cannot assure you, however, that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. Our failure to obtain renewals of our franchises, especially those in major metropolitan areas where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition.

     The following table summarizes our systems' franchises by year of expiration, and approximate number of basic customers as of December 31, 1999.

                                                    NUMBER      PERCENTAGE                    PERCENTAGE
                                                      OF         OF TOTAL     TOTAL BASIC      OF TOTAL
YEAR OF FRANCHISE EXPIRATION                      FRANCHISES    FRANCHISES    CUSTOMERS(A)    CUSTOMERS
----------------------------                      ----------    ----------    ------------    ----------
Prior to December 31, 1999....................        116            3%          124,300           2%
2000 to 2002..................................        862           24%        1,452,000          27%
2003 to 2005..................................        847           23%        1,174,500          21%
2006 or after.................................      1,844           50%        2,732,300          50%
                                                    -----          ---         ---------         ---
  Total.......................................      3,669          100%        5,483,100         100%
                                                    =====          ===         =========         ===

---------------

(a) Includes approximately 30,000 customers served by an Indiana cable system that we did not transfer at the time of the InterMedia closing but transferred in March 2000.

     Under the 1996 Telecom Act, state and local authorities are prohibited from limiting, restricting or conditioning the provision of telecommunications services. They may, however, impose "competitively neutral" requirements and manage the public rights-of-way. Granting authorities may not require a cable operator to provide telecommunications services or facilities, other than institutional networks, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also limits franchise fees to an operator's cable-related revenues and clarifies that they do not apply to revenues that a cable operator derives from providing new telecommunications services.

     We believe our relations with the franchising authorities under which our systems are operated are generally good. Substantially all of the material franchises relating to our systems which are eligible for renewal have been renewed or extended at or prior to their stated expiration dates.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

     Providing a high level of service to our customers has been a central driver of our historical success. Our emphasis on system reliability, engineering support and superior customer satisfaction is key to our management philosophy. In support of our commitment to customer satisfaction, we operate a 24-hour customer service hotline in most systems and offer on-time installation and service guarantees. It is our policy that if an installer is late for a scheduled appointment the customer receives free installation, and if a service technician is late for a service call the customer receives a $20 credit.

     As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we maintained seventeen call centers located in our twelve regions, which are responsible for handling call volume for more than 53% of our customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week. We believe operating regional call centers allows us to provide "localized" service, which also reduces overhead costs and improves customer service. We have invested significantly in both personnel and equipment to ensure that these call centers are professionally managed and employ state-of-the-art technology. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we employed approximately 2,920 customer service representatives. Our customer service representatives receive extensive training to develop customer contact skills and product knowledge critical to successful sales and high rates of customer retention. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we had approximately 5,490 technical employees who are encouraged to enroll in courses and attend regularly scheduled on-site seminars conducted by equipment manufacturers to keep pace with the latest technological developments in the cable television industry. We utilize surveys, focus groups and other research tools as part of our efforts to determine and respond to customer needs. We believe that all of this improves the overall quality of our services and the reliability of our systems, resulting in fewer service calls from customers.

     We are also committed to fostering strong community relations in the towns and cities our systems serve. We support many local charities and community causes in various ways, including marketing promotions to raise money and supplies for persons in need, and in-kind donations that include production services and free air-time on major cable networks. Recent charity affiliations include campaigns for "Toys for Tots," United Way, local theatre, children's museums, local food banks and volunteer fire and ambulance corps. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate. We also provide free cable modems and high-speed Internet access to schools and public libraries in our franchise areas. We place a special emphasis on education, and regularly award scholarships to employees who intend to pursue courses of study in the communications field.

SALES AND MARKETING

     PERSONNEL RESOURCES. We have a centralized team responsible for coordinating the marketing efforts of our individual systems. For most of our systems with over 30,000 customers we have a dedicated marketing manager, while smaller systems are handled regionally. We believe our success in marketing comes in large part from new and innovative ideas and from good interaction between our corporate office, which handles programs and administration, and our field offices, which implement the various programs. We are also continually monitoring the regulatory arena, customer perception, competition, pricing and product preferences to increase our responsiveness to our customer base. Our customer service representatives are given the incentive to use their daily contacts with customers as opportunities to sell our new service offerings.

     MARKETING STRATEGY. Our long-term marketing objective is to increase cash flow through deeper market penetration and growth in revenue per household. To achieve this objective and to position our service as an indispensable consumer service, we are pursuing the following strategies:

     -  increase the number of rooms per household with cable;

     -  introduce new cable products and services;

     - design product offerings to enable greater opportunity for customer choices;

     - utilize "tiered" packaging strategies to promote the sale of premium services and niche programming;

     -  offer our customers more value through discounted bundling of products;

     - increase the number of residential consumers who use our set-top box, which enables them to obtain advanced digital services such as a greater number of television stations and interactive services;

     -  target households based on demographic data;

     - develop specialized programs to attract former customers, households that have never subscribed and illegal users of the service; and

     - employ Charter branding of products to promote customer awareness and loyalty.

     We have innovative marketing programs which utilize market research on selected systems, compare the data to national research and tailor marketing programs for individual markets. We gather detailed customer information through our regional marketing representatives and use the Claritas geodemographic data program and consulting services to create unique packages of services and marketing programs. These marketing efforts and the follow-up analysis provide consumer information down to the city block or suburban subdivision level, which allows us to create very targeted marketing programs.

     We seek to maximize our revenue per customer through the use of "tiered" packaging strategies to market premium services and to develop and promote niche programming services.

     We regularly use targeted direct mail campaigns to sell these tiers and services to our existing customer base. We are developing an in-depth profile database that goes beyond existing and former customers to include all homes passed. This database information is expected to improve our targeted direct marketing efforts, bringing us closer toward our objective of increasing total customers as well as sales per customer for both new and existing customers. For example, using customer profile data currently available, we are able to identify customers who have children under a specified age and do not currently subscribe to The Disney Channel. We then target our marketing efforts with respect to The Disney Channel to those households. In 1998, we were chosen by Claritas Corporation, sponsor of a national marketing competition across all industries, as the first place winner in their media division, which includes cable systems operations, telecommunications and newspapers, for our national segmenting and targeted marketing program.

     In 1998, we introduced a new package of premium services. Customers receive a substantial discount on bundled premium services of HBO, Showtime, Cinemax and The Movie Channel. We were able to negotiate favorable terms with premium networks, which allowed minimal impact on margins and provided substantial volume incentives to grow the premium category. The MVP package has increased our premium household penetration, premium revenue and cash flow. We are currently introducing this same premium strategy in the systems we have recently acquired.

     We expect to continue to invest significant amounts of time, effort and financial resources in the marketing and promotion of new and existing services. To increase customer penetration and increase the level of services used by our customers, we use a coordinated array of marketing techniques, including door-to-door solicitation, telemarketing, media advertising and direct mail solicitation. We believe we have one of the cable television industry's highest success rates in attracting and retaining customers who have never before subscribed to cable television. Historically, these "nevers" are the most difficult customers to attract and retain.

PROGRAMMING SUPPLY

     GENERAL. We believe that offering a wide variety of conveniently scheduled programming is an important factor influencing a customer's decision to subscribe to and retain our cable services. We devote considerable resources to obtaining access to a wide range of programming that we believe will appeal to both existing and potential customers of basic and premium services. We rely on extensive market research, customer demographics and local programming preferences to determine channel offerings in each of our markets.

     PROGRAMMING SOURCES. We obtain basic and premium programming from a number of suppliers, usually pursuant to a written contract. As of December 31, 1999, we obtained approximately 64% of our programming through contracts entered into directly with a programming supplier. We obtained the rest of our programming through TeleSynergy, Inc., which offers its partners contract benefits in buying programming by virtue of volume discounts available to a larger buying base. Recent consolidation in the cable television industry coupled with our growth through acquisitions has reduced the benefits associated with our participation in

TeleSynergy. As a result of our recent acquisitions, we reviewed our programming arrangements and terminated our agreement with TeleSynergy, effective January 31, 2000.

     Programming tends to be made available to us for a flat fee per customer. However, some channels are available without cost to us. In connection with the launch of a new channel, we may receive a distribution fee to support the channel launch, a portion of which is applied to marketing expenses associated with the channel launch. The amounts we receive in distribution fees are not significant.

     Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal. Although longer contract terms are available, we prefer to limit contracts to three years so that we retain flexibility to change programming and include new channels as they become available. Some program suppliers offer marketing support or volume discount pricing structures. Some of our programming agreements with premium service suppliers offer cost incentives under which premium service unit prices decline as certain premium service growth thresholds are met.

     For home shopping channels, we receive a percentage of the amount spent in home shopping purchases by our customers on channels we carry. In 1998, cash receipts totaled approximately $220,000. In 1999 cash receipts totaled approximately $5.0 million.

     PROGRAMMING COSTS. Our cable programming costs have increased in recent years and are expected to continue to increase due to factors including:

     -  system acquisitions;

     -  additional programming being provided to customers;

     -  increased cost to produce or purchase cable programming; and

     -  inflationary increases.

     In every year we have operated, our costs to acquire programming have exceeded customary inflationary and cost-of-living type increases. Sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes contain built-in cost increases for programming added during the term of the contract which we may or may not have the option to add to our service offerings.

     Under rate regulation of the Federal Communications Commission, cable operators may increase their rates to customers to cover increased costs for programming, subject to certain limitations. See "Regulation and Legislation." We believe we will, as a general matter, be able to pass increases in our programming costs through to customers, although we cannot assure you that it will be possible.

RATES

     Pursuant to the Federal Communications Commission's rules, we have set rates for cable-related equipment, such as converter boxes and remote control devices and installation services. These rates are based on actual costs plus an 11.25% rate of return. We have unbundled these charges from the charges for the provision of cable service.

     Rates charged to our customers vary based on the market served and service selected, and are typically adjusted on an annual basis. As of December 31, 1999, including the Fanch, Falcon, and Avalon cable systems, the average monthly fee was $13.54 for basic service and $14.88 for expanded basic service. Regulation of the expanded basic service was eliminated by federal law as of March 31, 1999 and such rates are now based on market conditions. A one-time installation fee, which may be waived in part during certain promotional periods, is charged to new customers. We believe our rate practices are in accordance with Federal Communications Commission Guidelines and are consistent with those prevailing in the industry generally. See "Regulation and Legislation."

THEFT PROTECTION

     The unauthorized tapping of cable plant and the unauthorized receipt of programming using cable converters purchased through unauthorized sources are problems which continue to challenge the entire cable industry. We have adopted specific measures to combat the unauthorized use of our plant to receive programming. For instance, in several of our regions, we have instituted a "perpetual audit" whereby each technician is required to check at least four other nearby residences during each service call to determine if there are any obvious signs of piracy, namely, a drop line leading from the main cable line into other homes. Addresses where the technician observes drop lines are then checked against our customer billing records. If the address is not found in the billing records, a sales representative calls on the unauthorized user to correct the "billing discrepancy" and persuade the user to become a formal customer. In our experience, approximately 25% of unauthorized users who are solicited in this manner become customers. Billing records are then closely monitored to guard against these new customers reverting to their status as unauthorized users. Unauthorized users who do not convert are promptly disconnected and, in certain instances, flagrant violators are referred for prosecution. In addition, we have prosecuted individuals who have sold cable converters programmed to receive our signals without proper authorization.

                                  COMPETITION

     We face competition in the areas of price, service offerings and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we expand into additional services such as Internet access, interactive services and telephony, we will face competition from other providers of each type of service.

     To date, we believe that we have not lost a significant number of customers or a significant amount of revenue to our competitors' systems. However, competition from other providers of the technologies we expect to offer in the future may have a negative impact on our business in the future.

     Through mergers such as the recent merger of Tele-Communications, Inc. and AT&T and the pending merger of America Online, Inc. (AOL) and Time Warner Inc., customers will come to expect a variety of services from a single provider. While these mergers have no direct or immediate impact on our business, it encourages providers of cable and telecommunications services to expand their service offerings. It also encourages consolidation in the cable industry as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

     Key competitors today include:

     BROADCAST TELEVISION. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the Federal Communications Commission will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

     DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 10 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets in the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers. In March 2000, both DirecTV and EchoStar announced that they would be capable of providing two-way high-speed Internet access by the end of this year. AOL, the nation's leading provider of Internet services has announced a plan to invest $1.5 billion in Hughes Electronics Corp., DirecTV's parent company, and these companies intend to jointly market AOL's prospective Internet television service to DirecTV's DBS customers.

     DSL. The deployment of digital subscriber line technology, known as DSL, will allow Internet access to subscribers at data transmission speeds greater than those of modems over conventional telephone lines. Several telephone companies and other companies are introducing DSL service. The Federal Communications Commission recently released an order in which it mandated that incumbent telephone companies grant access to the high frequency portion of the local loop over which they provide voice services. This will enable competitive carriers to provide DSL services over the same telephone lines simultaneously used by incumbent telephone companies to provide basic telephone service. However, in a separate order the Federal Communications Commission declined to mandate that incumbent telephone companies unbundle their internal packet switching functionality or related equipment for the benefit of competitive carriers. This functionality or equipment could otherwise have been used by competitive carriers directly to provide DSL or other high-speed broadband services. We are unable to predict whether the Federal Communications Commission's decisions will be sustained upon administrative or judicial appeal, the likelihood of success of the Internet access offered by our competitors or the impact on our business and operations of these competitive ventures.

     TRADITIONAL OVERBUILDS. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system may be able to avoid local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities which already possess fiber optic and other transmission lines in the areas they serve may over time become competitors. There has been a recent increase in the number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There has been an increased interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

     As of December 31, 1999, we are aware of overbuild situations in some of our cable systems. Approximately 115,000 basic customers, or approximately 1.9% of our total basic customers, are passed by these overbuilds. Additionally, we have been notified that franchises have been awarded, and present potential overbuild situations, in other of our systems. These potential overbuild areas service an aggregate of approximately 134,000 basic customers or approximately 2.2% of our total basic customers. In response to such overbuilds, these systems have been designated priorities for the upgrade of cable plant and the launch of new and enhanced services. We have upgraded many of these systems to at least 750 megahertz two-way HFC architecture, and anticipate upgrading the other systems to at least 750 megahertz by December 31, 2001.

     TELEPHONE COMPANIES AND UTILITIES. The competitive environment has been significantly affected by both technological developments and regulatory changes enacted in The Telecommunications Act of 1996, which were designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers who have considerable resources to provide a wide variety of video services competitive with services offered by cable systems.

     As we expand our offerings to include Internet and other telecommunications services, we will be subject to competition from other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us.

     Several telephone companies have obtained or are seeking cable television franchises from local governmental authorities and are constructing cable systems. Cross-subsidization by local exchange carriers of video and telephony services poses a strategic advantage over cable operators seeking to compete with local exchange carriers that provide video services. Some local exchange carriers may choose to make broadband services available under the open video regulatory framework of the Federal Communications Commission or through wireless technology. In addition, local exchange carriers provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses, including Internet service, as well as data and other non-video services. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace, however, may become more widespread and could adversely affect the profitability and valuation of the systems.

     Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

     PRIVATE CABLE. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The FCC ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this FCC policy.

     WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths. Analog MMDS has impacted our customer growth in Riverside and Sacramento, California and Missoula, Montana. Digital MMDS is a more significant competitor, presenting potential challenges to us in Los Angeles, California and Atlanta, Georgia.

EMPLOYEES

     Pursuant to a services agreement between Charter Communications, Inc. and Charter Investment, Inc., Charter Investment, Inc. provides the necessary personnel and services to manage Charter Communications Holding Company and its subsidiaries. These personnel and services are provided to Charter Communications,

Inc. on a cost reimbursement basis. Charter Communications, Inc. currently has only thirteen employees, all of whom are senior management and are also executive officers of Charter Investment, Inc. The management of Charter Communications, Inc. and Charter Investment, Inc. consists of approximately 325 people led by Charter Communications chief executive officer Jerald L. Kent. They are responsible for coordinating and overseeing our operations, including certain critical functions, such as marketing and engineering, that are conducted by personnel at the regional and local system level. The corporate office also performs certain financial control functions such as accounting, finance and acquisitions, payroll and benefit administration, internal audit, purchasing and programming contract administration on a centralized basis.

     As of February 29, 2000, we had approximately 11,970 full-time equivalent employees of which approximately 375 were represented by the International Brotherhood of Electrical Workers. We believe we have a good relationship with our employees and have never experienced a work stoppage.

INSURANCE

     We have insurance to cover risks incurred in the ordinary course of business, including general liability, property coverage, business interruption and workers' compensation insurance in amounts typical of similar operators in the cable industry and with reputable insurance providers. As is typical in the cable industry, we do not insure our underground plant. We believe our insurance coverage is adequate.

                           REGULATION AND LEGISLATION

     The following summary addresses the key regulatory developments and legislation affecting the cable television industry.

     The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The 1996 Telecom Act has altered the regulatory structure governing the nation's communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

     The 1996 Telecom Act requires the Federal Communications Commission to undertake a host of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations, and there have been calls in Congress and at the Federal Communications Commission to maintain or even tighten cable regulation in the absence of widespread effective competition.

     CABLE RATE REGULATION. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

     Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service -- the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

     As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, approximately 17% of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate basic rates in the future.

     The Federal Communications Commission historically administered rate regulation of cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, we had cable programming service tier rate complaints relating to approximately 440,000 customers pending at the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications Commission's authority to regulate cable programming service tier rates sunset on March 31, 1999. The Federal Communications Commission has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date. We do not believe any adjudications regarding these pre-sunset complaints will have a material adverse effect on our business. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

     Under the rate regulations of the Federal Communication Commission, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The Federal Communications Commission has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. The Federal Communications Commission and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per-program basis remain unregulated. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002.

     As noted above, Federal Communications Commission regulation of cable programming service tier rates for all systems, regardless of size, sunset pursuant to the 1996 Telecom Act on March 31, 1999. As a result, the regulatory regime just discussed is now essentially applicable only to the basic service tier and cable equipment. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

     CABLE ENTRY INTO TELECOMMUNICATIONS. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

     Cable entry into telecommunications will be affected by the regulatory landscape now being developed by the Federal Communications Commission and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers, including cable operators, is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the Federal Communications Commission initial interconnection order but most of that decision was reversed by the U.S. Supreme Court in January 1999. The Supreme Court effectively upheld most of the Federal Communications Commission interconnection regulations. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the Federal Communications Commission can mandate that incumbent carriers make available to competitors, remain subject to administrative and judicial appeal. If the Federal Communications Commission current list of unbundled network elements is upheld on appeal, it would make it easier for us to provide telecommunications service.

     INTERNET SERVICE. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the Federal Communications Commission recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the Federal Communications Commission and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. The FCC recently rejected a petition by certain Internet service providers attempting to use existing modes of access that are commercially leased to gain access to cable system delivery. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in

Portland, Oregon recently upheld the legal ability of local franchising authority to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate our own plans for providing Internet service.

     TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers already are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission.

     Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the Federal Communications Commission's open video system rules, including its preemption of local franchising. The Federal Communications Commission recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

     Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market are also prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

     ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

     ADDITIONAL OWNERSHIP RESTRICTIONS. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems.

     Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission has adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. This provision might require AT&T to divest certain cable ownership. However, this provision has been stayed pending further judicial review.

     MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new internet and telecommunication offerings. A rulemaking is now pending at the Federal Communications Commission regarding the imposition of dual digital and analog must carry.

     ACCESS CHANNELS. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The Federal Communications Commission has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The Federal Communications Commission recently rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access. Although we do not believe such use is in accord with the governing statute, a contrary ruling, should the ruling be appealed, could lead to substantial leased activity by Internet service providers and disrupt our own plans for Internet service.

     ACCESS TO PROGRAMMING. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy.

     INSIDE WIRING; SUBSCRIBER ACCESS. In an order issued in 1997, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The Federal Communications Commission has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

     OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION. In addition to the Federal Communications Commission regulations noted above, there are other regulations of the Federal Communications Commission covering such areas as:

     -  equal employment opportunity,

     -  subscriber privacy,

     -  programming practices, including, among other things,

       (1) syndicated program exclusivity, which is a Federal Communications Commission rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

       (2)  network program nonduplication,

       (3)  local sports blackouts,

       (4)  indecent programming,

       (5)  lottery programming,

       (6)  political programming,

       (7)  sponsorship identification,

       (8)  children's programming advertisements, and

       (9)  closed captioning,

     -  registration of cable systems and facilities licensing,

     -  maintenance of various records and public inspection files,

     -  aeronautical frequency usage,

     -  lockbox availability,

     -  antenna structure notification,

     -  tower marking and lighting,

     -  consumer protection and customer service standards,

     -  technical standards,

     -  consumer electronics equipment compatibility, and

     -  emergency alert systems.

     The Federal Communications Commission recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

     The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations.

     COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers and Broadcast Music, Inc. The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated agreement with Broadcast Music has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for American Society of Composers music based on the previously negotiated Broadcast Music rate. Although we cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees we may be required to pay for past and future use of association-controlled music, we do not believe such license fees will be significant to our business and operations.

     STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

     The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, such local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

     Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

ITEM 2.  PROPERTIES.

     The principal physical assets of Charter Holdings and its subsidiaries consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment.

     Our headend reception facilities consist of associated electronic equipment necessary for the reception, amplification and modulation of signals and are located near the receiving apparatus. The receiving apparatus is comprised of a tower and antennas for reception of over-the-air broadcast television signals and one or more earth stations for reception of satellite signals. Located near these receiving devices is a building housing associated electronic gear and processing equipment. Charter Holdings and its subsidiaries own the receiving and distribution equipment and own or lease small parcels of real property for the receiving sites.

     As of December 31, 1999, pro forma for the Recent Transfers and the Bresnan acquisition, our distribution plant consists primarily of approximately 180,100 miles of coaxial cable and approximately 12,600 sheath miles of fiber optic cable. Fiber optic cable is a communication medium that uses hair-thin fibers to transmit signals over long distances with minimal signal loss or distortion. Coaxial cable is a type of cable used for broadband data and cable systems. This type of cable has excellent broadband frequency characteristics, noise immunity and physical durability. The cable is either buried in underground trenches or is attached to utility poles pursuant to license agreements with the owners of the poles. The cable is connected from each node to individual homes or buildings. A node is a single connection to a cable system's main high-capacity fiber optic cable that is shared by a number of customers. A sheath mile is the actual length of cable in miles.

     In addition, Charter Holdings subsidiaries own or lease local business offices of each system from which service employees are dispatched, technical quality of the system is monitored, customer service and billing inquiries are handled and marketing programs are administered. The office facilities of some systems include certain equipment for program production, as required by certain of our franchises.

     Subsidiaries of Charter Holdings own the real property housing a regional data center in Town & Country, Missouri, as well as the regional office for the Northeast Region in Newtown, Connecticut and additional real estate located in Hickory, North Carolina; Hammond, Louisiana; and West Sacramento and San Luis Obispo, California. The subsidiaries of Charter Holdings lease space for our regional data center located in Dallas, Texas and additional locations for business offices throughout our operating regions and generally own the towers on which our equipment is located. Headend locations are generally located on owned or leased parcels of land.

     We believe that our properties are generally in good condition, although the components of the cable systems do require maintenance and periodic upgrades to keep pace with technological advances and to comply with the requirements of certain franchising authorities. Our systems currently operate at between 300 and 870 megahertz. We believe the standard in the cable industry generally to be a minimum of 550 megahertz. For a discussion of the historical and planned capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of our business. We maintain insurance coverage against potential claims in an amount, that we believe to be adequate. There are no material pending legal proceedings, other than routine litigation incidental to the business, to which we are a party or of which any of the our property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of equityholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

     Our equity interests are not publicly traded.

(B) HOLDERS

     All of the membership interests of Charter Holdings are owned by Charter Communications Holding Company. All of the outstanding capital stock of Charter Communications Holding Capital Corporation is owned by Charter Holdings.

(C) DIVIDENDS

     None

(D) RECENT SALES OF UNREGISTERED SECURITIES

     On January 12, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued $675.0 million of 10.00% senior notes due 2009, $325.0 million of 10.25% senior notes due 2010, and $532.0 million 11.75% senior discount notes due 2010 to certain qualified institutional buyers based on the exemptions from registration contained in Section 4(2) of Rule 144A, promulgated under the Securities Act of 1933, as amended. The principal underwriters for this offering were Goldman, Sachs & Co. and Chase Securities, Inc. The aggregate gross proceeds of these notes was $1,303 million and the aggregate underwriting commissions and discounts were $26.8 million. Of the net proceeds totaling $1,274 million, $1,250 million was utilized to finance the change of control offers to repurchase outstanding Avalon, Falcon and Bresnan notes and debentures. The remaining $23.5 million was used for expenses related to the offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected historical financial data below for each of the periods and years from October 1, 1995, through December 31, 1999, are derived from the consolidated financial statements of Charter Communications Holdings, LLC, which have been audited by Arthur Andersen LLP, independent public accountants. On January 1, 2000, Charter Communications Holding Company and Charter Holdings effected a number of transactions in which cable systems acquired by Charter Communications Holding Company in November 1999 were contributed to Charter Holdings. Charter Holdings intends to account for the contribution of the transferred systems as a reorganization of entities under common control in a manner similar to pooling of interests effective January 1, 2000. Charter Holdings will revise its financial statements as of and for the year ended December 31, 1999, to reflect the reorganization. The accounts of the transferred systems will be included in Charter Holdings' financial statements from the date the transferred systems were acquired by Charter Communications Holding Company. This revision will occur in connection with the filing of Charter Holdings' Quarterly Report on Form 10-Q for the quarter ending March 31, 2000. The selected historical financial data for the period from January 1, 1995 through September 30, 1995 are derived from the unaudited financial statements of the Charter Holdings predecessor business. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes included elsewhere in this Annual Report.

                       SELECTED HISTORICAL FINANCIAL DATA

                                 PREDECESSOR OF
                                CHARTER HOLDINGS                                CHARTER HOLDINGS
                                ----------------   --------------------------------------------------------------------------
                                                                 YEAR ENDED
                                     1/1/95        10/1/95      DECEMBER 31,       1/1/98     12/24/98        YEAR ENDED
                                    THROUGH        THROUGH    -----------------   THROUGH     THROUGH        DECEMBER 31,
                                    9/30/95        12/31/95    1996      1997     12/23/98    12/31/98           1999
                                ----------------   --------   -------   -------   --------   ----------   -------------------
                                                                   (DOLLARS IN THOUSANDS)
Statement of Operations:
Revenues......................      $ 5,324        $ 1,788    $14,881   $18,867   $ 49,731   $   13,713       $ 1,325,830
                                    -------        -------    -------   -------   --------   ----------       -----------
Operating expenses:
  Operating, general and
    administrative............        2,581            931      8,123    11,767     25,952        7,134           683,646
  Depreciation and
    amortization..............        2,137            648      4,593     6,103     16,864        8,318           675,786
  Option compensation
    expense...................           --             --         --        --         --          845            79,979
  Management fees/corporate
    expense charges...........          224             54        446       566      6,176          473            48,158
                                    -------        -------    -------   -------   --------   ----------       -----------
    Total operating
      expenses................        4,942          1,633     13,162    18,436     48,992       16,770         1,487,569
                                    -------        -------    -------   -------   --------   ----------       -----------
Income (loss) from
  operations..................          382            155      1,719       431        739       (3,057)         (161,739)
Interest expense..............           --           (691)    (4,415)   (5,120)   (17,277)      (2,353)         (434,995)
Interest income...............           --              5         20        41         44          133            18,821
Other income (expense)........           38             --        (47)       25       (728)          --              (217)
                                    -------        -------    -------   -------   --------   ----------       -----------
Income (loss) before
  extraordinary item..........          420           (531)    (2,723)   (4,623)   (17,222)      (5,277)         (578,130)
Extraordinary item -- loss
  from early extinguishment of
  debt........................           --             --         --        --         --           --            (7,794)
                                    -------        -------    -------   -------   --------   ----------       -----------
Net income (loss).............      $   420        $  (531)   $(2,723)  $(4,623)  $(17,222)  $   (5,277)      $  (585,924)
                                    =======        =======    =======   =======   ========   ==========       ===========
BALANCE SHEET DATA (AT END OF
  PERIOD):
Total assets..................      $26,342        $31,572    $67,994   $55,811   $281,969   $4,335,527       $12,005,197
Total debt....................       10,480         28,847     59,222    41,500    274,698    2,002,206         6,065,612
Member's equity (deficit).....       15,311            971      2,648    (1,975)    (8,397)   2,147,379         4,344,262

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to the "Certain Trends and Uncertainties" section below in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

INTRODUCTION

     We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain past and pending significant events, including:

     (1) the acquisition by Mr. Allen of CCA Group, Charter Communications Properties Holdings, LLC (CCPH) and CharterComm Holdings LLC, referred to together with their subsidiaries as the Charter companies;

     (2)  the merger of Marcus Holdings with and into Charter Holdings;

     (3) our 1999 acquisitions, the Recent Transfers, the Bresnan acquisition and the pending transaction;

     (4) the refinancing or replacement of the previous credit facilities of the Charter companies and certain of our subsidiaries acquired in 1999 acquisitions, the Recent Transfers and the Bresnan acquisition; and

     (5) the purchase of publicly held notes that had been issued by several of the direct and indirect subsidiaries of Charter Holdings.

     Provided below is a discussion of our organizational history consisting of:

     (1) the operations and development of the Charter companies prior to the acquisition by Mr. Allen, together with the acquisition of the Charter companies by Mr. Allen;

     (2)  the merger of Marcus Holdings with and into Charter Holdings; and

     (3) our 1999 acquisitions, the Recent Transfers, the Bresnan acquisition and the pending transaction.

ORGANIZATIONAL HISTORY

     Prior to the acquisition of the Charter companies by Mr. Allen on December 23, 1998 and the merger of Marcus Holdings with and into Charter Holdings effective April 7, 1999, the cable systems of the Charter and Marcus companies were operated under four groups of companies. Three of these groups were comprised of companies that were managed by Charter Investment prior to the acquisition of the Charter companies by Mr. Allen and the fourth group was comprised of companies that were subsidiaries of Marcus Holdings. Charter's management began managing Marcus Holdings in October 1998.

     The following is an explanation of how:

     (1) CCPH, the operating companies that formerly comprised CCA Group and CharterComm Holdings, and the Marcus companies became wholly owned subsidiaries of Charter Operating;

     (2)  Charter Operating became a wholly owned subsidiary of Charter
        Holdings;

     (3) Charter Holdings became a wholly owned subsidiary of Charter Communications Holding Company; and

     (4) Charter Communications Holding Company became a wholly owned subsidiary of Charter Investment and, later, of Charter Communications, Inc.

THE CHARTER COMPANIES

     Prior to Charter Investment acquiring the remaining interests that it did not previously own in two of the three groups of Charter companies, namely CCA Group and CharterComm Holdings, as described below, the operating subsidiaries of the three groups of Charter companies were parties to separate management agreements with Charter Investment pursuant to which Charter Investment provided management and consulting services. Prior to our acquisition by Mr. Allen, the Charter companies were as follows:

     (1) CCPH

     CCPH was a wholly owned subsidiary of Charter Investment. The primary subsidiary of CCPH, which owned the cable systems, was Charter Communications Properties, LLC. In connection with Mr. Allen's acquisition on December 23, 1998, CCPH was merged out of existence and Charter Communications Properties became a direct, wholly owned subsidiary of Charter Investment. In May 1998, CCPH acquired certain cable systems from Sonic Communications, Inc. for a total purchase price, net of cash acquired, of $228.4 million, including $60.9 million of assumed debt.

     (2) CCA Group

     The controlling interests in CCA Group were held by affiliates of Kelso & Co. Charter Investment had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition, Charter Investment acquired from the Kelso affiliates the interests the Kelso affiliates held in CCA Group. Consequently, the companies comprising CCA Group became wholly owned subsidiaries of Charter Investment.

        CCA Group consisted of the following three sister companies:

        (a)  CCT Holdings, LLC;

        (b)  CCA Holdings, LLC; and

        (c)  Charter Communications Long Beach, LLC.

     The cable systems were owned by the various subsidiaries of these three sister companies. The financial statements for these three sister companies historically were combined and the term "CCA Group" was assigned to these combined entities. In connection with Mr. Allen's acquisition on December 23, 1998, the three sister companies and some of the non-operating subsidiaries were merged out of existence, leaving certain of the operating subsidiaries owning all of the cable systems under this former group. These operating subsidiaries became indirect, wholly owned subsidiaries of Charter Investment.

     (3) CharterComm Holdings, LLC

     The controlling interests in CharterComm Holdings were held by affiliates of Charterhouse Group International Inc. Charter Investment had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition Charter Investment acquired from the Charterhouse Group affiliates the interests the Charterhouse Group affiliates held in CharterComm Holdings. Consequently, CharterComm Holdings became a wholly owned subsidiary of Charter Investment.

     The cable systems were owned by the various subsidiaries of CharterComm Holdings. In connection with Mr. Allen's acquisition on December 23, 1998, some of the non-operating subsidiaries were merged out of existence, leaving certain of the operating subsidiaries owning all of the cable systems under this former group. CharterComm Holdings was merged out of existence. Charter Communications, LLC became a direct, wholly owned subsidiary of Charter Investment.

     Our acquisition by Mr. Allen became effective on December 23, 1998, through a series of transactions in which Mr. Allen acquired approximately 94% of the equity interests of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in assumed debt. Charter Communications Properties and the operating companies that formerly comprised CCA Group and CharterComm Holdings were contributed to Charter Operating subsequent to Mr. Allen's acquisition. CCPH is deemed to be our predecessor. Consequently, the contribution of Charter Communications Properties was accounted for as a reorganization under common control. Accordingly, Charter Holdings results of operations for periods prior to and including December 23, 1998 include the accounts of CCPH. The contributions of the operating companies that formerly comprised CCA Group and CharterComm Holdings were accounted for in accordance with purchase accounting. Accordingly, Charter Holdings results of operations for periods after December 23, 1998 include the accounts of Charter Communications Properties, CCA Group and CharterComm Holdings.

     In February 1999, Charter Holdings was formed as a wholly owned subsidiary of Charter Investment and Charter Operating was formed as a wholly owned subsidiary of Charter Holdings. All of Charter Investment's direct interests in the entities described above were transferred to Charter Operating. All of the prior management agreements were terminated and a new management agreement was entered into between Charter Investment and Charter Operating.

     In May 1999, Charter Holdco was formed as a wholly owned subsidiary of Charter Investment. All of Charter Investment's interests in Charter Holdings were transferred to Charter Communications Holding Company.

     In July 1999, Charter Communications, Inc. was formed as a wholly owned subsidiary of Charter Investment. Also in November 1999, Charter Communications Holding Company sold membership units to Vulcan Cable III. In the initial public offering of Charter Communications, Inc., substantially all of its equity interests were sold to the public and less than 1% of its equity interests were sold to Mr. Allen. Charter Communications, Inc. contributed substantially all of the proceeds of the initial public offering to Charter Communications Holding Company which issued membership units to Charter Communications, Inc. In November 1999, the management agreement between Charter Investment and Charter Operating was amended and assigned from Charter Investment to us.

THE MARCUS COMPANIES

     In April 1998, Mr. Allen acquired approximately 99% of the non-voting economic interests in Marcus Cable, and agreed to acquire the remaining interests. The owner of the remaining partnership interests retained voting control of Marcus Cable. In October 1998, Marcus Cable entered into a management consulting agreement with Charter Investment, pursuant to which Charter Investment provided management and consulting services to Marcus Cable and its subsidiaries which own cable systems. This agreement placed the Marcus cable systems under common management with the cable systems of the Charter companies acquired by Mr. Allen in December 1998.

     In March 1999, all of Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings, a then newly formed company. Later in March 1999, Mr. Allen acquired the remaining interests in Marcus Cable, including voting control, which interests were transferred to Marcus Holdings. In April 1999, Mr. Allen merged Marcus Holdings into Charter Holdings, and the operating subsidiaries of Marcus Holdings and all of the cable systems they owned came under the ownership of Charter Holdings and, in turn, Charter Operating. For financial reporting purposes, the merger of Marcus Holdings with and into Charter Holdings was accounted for as an acquisition of Marcus Holdings effective March 31, 1999, and accordingly, the results of operations of Marcus Holdings have been included in the consolidated financial statements of Charter Communications Holding Company since that date.

ACQUISITIONS

     Since the beginning of 1999, our direct or indirect subsidiaries completed the Renaissance, American Cable, Greater Media, Helicon, Vista, Cable Satellite, Rifkin (including InterLink) and InterMedia acquisitions for an aggregate purchase price of approximately $4.2 billion including assumed debt of $354 million. These acquisitions were funded through excess cash from the issuance by Charter Holdings of the March 1999 Charter Holdings notes, borrowings under the Charter Operating credit facilities, capital contributions to Charter Holdings by Mr. Allen through Vulcan Cable III and the assumption of the outstanding Renaissance, Helicon and Rifkin notes.

     In addition to these acquisitions, in November 1999, Charter Communications Holding Company acquired the Fanch, Falcon and Avalon cable systems and in February 2000 acquired the Bresnan cable systems for an aggregate purchase price of $9.8 billion including assumed debt of $3.0 billion. The purchase prices for these acquisitions were paid with the net proceeds of the initial public offering of the common stock of Charter Communications, Inc., an equity contribution to Charter Communications Holding Company by Mr. Allen through Vulcan Cable III Inc., borrowings under credit facilities, the assumption of outstanding notes issued by Falcon, Avalon and Bresnan, equity issued to specific sellers in the Falcon and Bresnan acquisitions and the assumption of Falcon and Bresnan notes and debentures.

     On January 1, 2000, as a result of transfers from Charter Communications Holding Company, Charter Holdings became the indirect owner of the Fanch, Falcon and Avalon cable systems. On February 14, 2000, as a result of the transfer to us of the Bresnan assets owned by Charter Communications Holding Company, we became the indirect owner of the Bresnan cable systems.

     In the Falcon acquisition, certain of the Falcon sellers received a total of $550 million of the Falcon purchase price in the form of membership units in Charter Communications Holding Company. In the Bresnan acquisition, the Bresnan sellers received $1.0 billion of the Bresnan purchase price in the form of membership units in Charter Communications Holding Company and preferred membership units in an indirect subsidiary of Charter Communications, Inc. In addition, certain Rifkin sellers received a total of $133.3 million of the Rifkin purchase price in the form of preferred membership units in Charter Communications Holding Company. Under the Helicon purchase agreement, $25 million of the purchase price was paid in the form of preferred limited liability company interests of Charter-Helicon, LLC, our indirect subsidiary.

     The following table sets forth additional information on our 1999 acquisitions, the Recent Transfers and the Bresnan acquisition:

                                                                                 AS OF AND FOR
                                                                                THE YEAR ENDED
                                                       PURCHASE PRICE          DECEMBER 31, 1999
                                       ACQUISITION       (INCLUDING      -----------------------------
                                       OR TRANSFERS    ASSUMED DEBT)                       REVENUES
ACQUISITIONS                               DATE        (IN MILLIONS)     CUSTOMERS      (IN THOUSANDS)
------------                           ------------    --------------    ---------      --------------
Renaissance........................       4/99          $        459       134,000        $   62,428
American Cable.....................       5/99                   240        69,000            37,216
Greater Media systems..............       6/99                   500       176,000            85,933
Helicon............................       7/99                   550       171,000            85,224
Vista..............................       7/99                   126        26,000            14,112
Cable Satellite....................       8/89                    22         9,000             4,859
Rifkin.............................       9/99                 1,460       463,000           219,878
InterMedia systems.................       10/99                  873+      420,000           179,259
                                                        systems swap      (142,000)(a)       (53,056)(b)
                                                                         ---------        ----------
                                                                           278,000           126,203
Bresnan............................       2/00                 3,100       686,000(c)        290,697(d)
RECENT TRANSFERS
---------------
Fanch..............................       1/00                 2,400       528,000           218,197
Falcon.............................       1/00                 3,481       955,000           427,668
Avalon.............................       1/00                   845(e)    258,000(e)        109,943(f)
                                                        ------------     ---------        ----------
Total..............................                     $     14,056     3,753,000        $1,682,358
                                                        ============     =========        ==========

---------------

(a) As part of the transaction with InterMedia, we agreed to "swap" some of our non-strategic cable systems located in Indiana, Montana, Utah and northern Kentucky, representing 142,000 basic customers. We transferred cable systems with 112,000 customers to InterMedia in connection with this swap in October 1999. The remaining Indiana cable system, with customers totaling 30,000, was transferred in March 2000 after receipt of the necessary regulatory approvals.

(b) Includes revenue for all swapped InterMedia systems, except for the retained Indiana system, for the nine months ended September 30, 1999, the date of the transfer of these systems, and includes revenue for the Indiana system for the year ended December 31, 1999.

(c) Includes approximately 19,400 customers served by cable systems acquired by Bresnan since December 31, 1999.

(d) Includes revenues of approximately $7.1 million related to the cable systems acquired by Bresnan since December 31, 1999.

(e) Includes approximately 5,400 customers served by cable systems that we acquired from certain former affiliates of Avalon in February 2000. The $845 million purchase price for Avalon includes the purchase price for these systems of approximately $13 million.

(f) Includes revenues of approximately $1.6 million related to the cable systems acquired from certain former affiliates of Avalon.

PENDING TRANSACTION

     In March 2000, Charter Communications, Inc. entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the indirect owner of a cable system in Kalamazoo, Michigan, with and into Charter Communications, Inc. As a result of the merger, Charter Communications, Inc. will become the indirect owner of the Kalamazoo system. The merger consideration of approximately $173 million will be paid in Class A common stock of Charter Communications, Inc. After the merger, Charter Communications, Inc. will contribute 100% of the equity interests of the direct owner of the Kalamazoo system to Charter

Communications Holding Company in exchange for membership units. Charter Communications Holding Company will in turn contribute 100% of the assets and 100% of equity interests to us. The Kalamazoo cable system has approximately 49,000 customers and had revenue of approximately $31.9 million for the year ended December 31, 1999. We anticipate that this acquisition will close in the third quarter of 2000.

     POSSIBLE SWAP TRANSACTION. On December 1, 1999, Charter and AT&T entered into a non-binding letter of intent to exchange certain of Charter's cable systems for cable systems owned by AT&T. As part of the Swap Transaction, we will be required to pay to AT&T approximately $108 million in cash, which represents the difference in the agreed values of the systems to be exchanged. The Swap Transaction is subject to the negotiation and execution of a definitive exchange agreement, regulatory approvals and other conditions typical in transactions of this type. We cannot assure that these conditions will be satisfied.

     In addition, we have had discussions with several other cable operators about the possibility of "swapping" cable systems that whose systems would further complement our regional operating clusters.

OVERVIEW

     Approximately 87% of our historical revenues for the year ended December 31, 1999 are attributable to monthly subscription fees charged to customers for our basic, expanded basic and premium cable television programming services, equipment rental and ancillary services provided by our cable television systems. In addition, we derive other revenues from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs requested, advertising revenues and commissions related to the sale of merchandise by home shopping services. We have generated increased revenues in each of the past three fiscal years, primarily through internal customer growth, basic and expanded tier rate increases, acquisitions and innovative marketing. We are beginning to offer our customers several other services, which are expected to significantly contribute to our revenues. One of these services is digital cable, which provides customers with additional programming options. We are also offering high-speed Internet access to the World Wide Web through cable modems. Our television-based Internet access allows us to offer the services provided by WorldGate Communications, Inc., which provides users with TV-based e-mail and other Internet access.

     Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense and management fees/corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings. Programming costs accounted for approximately 44% of our operating, general and administrative expenses for the year ended December 31, 1999. Programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased cost to produce or purchase cable programming, inflation and other factors affecting the cable television industry. In each year we have operated, our costs to acquire programming have exceeded customary inflationary increases. Significant factors with respect to increased programming costs are the rate increases and surcharges imposed by national and regional sports networks directly tied to escalating costs to acquire programming for professional sports packages in a competitive market. We benefited in the past from our membership in an industry cooperative that provides members with volume discounts from programming networks. We believe our membership kept increases in our programming costs below what the increases would otherwise have been. We have been able to negotiate favorable terms with premium networks in conjunction with the premium packages we offer, which minimized the impact on margins and provided substantial volume incentives to grow the premium category. Although we believe that we will be able to pass future increases in programming costs through to customers, there can be no assurance that we will be able to do so.

     General and administrative expenses primarily include accounting and administrative personnel and professional fees. Depreciation and amortization expense relates to the depreciation of our tangible assets and the amortization of our franchise costs. Management fees/corporate expense charges are fees paid or charges for management services. Charter Holdings records actual expense charges incurred by Charter Communications, Inc. on behalf of Charter Holdings. Prior to the acquisition of us by Mr. Allen, the CCA Group and

CharterComm Holdings recorded management fees payable to Charter Investment, Inc. equal to 3.0% to 5.0% of gross revenues plus certain expenses. In October 1998, Charter Investment, Inc. began managing the cable operations of Marcus Holdings under a management agreement, which was terminated in February 1999 and replaced by a master management fee arrangement.

     In connection with Charter Communications, Inc.'s initial public offering of common stock in November 1999, the management agreement between Charter Investment, Inc. and Charter Operating was assigned to Charter Communications, Inc. and Charter Communications, Inc. entered into a new management agreement with Charter Communications Holding Company. These management agreements are substantially similar to the previous management agreement with Charter Operating except that Charter Communications, Inc. is only entitled to receive reimbursement of its expenses as consideration for its providing management services. In addition, the Falcon, Fanch, Avalon and Bresnan cable systems are managed pursuant to agreements that entitle Charter Communications, Inc. to receive reimbursement of its expenses as consideration for its provision of management services. Our credit facilities limit the amount of such reimbursements to 3.5% of gross revenues.

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

     RESULTS OF OPERATIONS

     The following discusses the results of operations for:

     (1) Charter Holdings, for the year ended December 31, 1997, and for the period from January 1, 1998 through December 23, 1998;

     (2) Charter Holdings, comprised of CCPH, CCA Group and CharterComm Holdings, for the period from December 24, 1998 through December 31, 1998; and

     (3) Charter Holdings, comprised of the following for the year ended December 31, 1999:

        -  CCPH, CCA Group and CharterComm Holdings for the entire period;

        - Marcus Holdings for the period from March 31, 1999, the date Mr. Allen acquired voting control, through December 31, 1999;

        - Renaissance Media Group LLC for the period from April 30, 1999, the acquisition date, through December 31, 1999;

        - American Cable Entertainment, LLC for the period from May 7, 1999, the acquisition date, through December 31, 1999;

        - Cable systems of Greater Media Cablevision, Inc. for the period from June 30, 1999, the acquisition date, through December 31, 1999;

        - Helicon Partners I, L.P. and affiliates for the period from July 30, 1999, the acquisition date, through December 31, 1999;

        - Vista Broadband Communications, L.L.C. for the period from July 30, 1999, the acquisition date, through December 31, 1999;

        - Cable system of Cable Satellite of South Miami, Inc. for the period from August 4, 1999, the acquisition date, through December 31, 1999;

        - Rifkin Acquisition Partners, L.L.L.P. and InterLink Communications Partners, LLLP for the period from September 13, 1999, the acquisition date, through December 31, 1999;

        - Cable systems of InterMedia Capital Partners IV, L.P., InterMedia Partners and affiliates for the period from October 1, 1999, "swap" transaction date, through December 31, 1999;

     No operating results are included for the Fanch, Falcon, Avalon and Bresnan cable systems transferred to or acquired by us after December 31, 1999.

     On January 1, 2000, Charter Communications Holding Company and Charter Holdings effected a number of transactions in which cable systems acquired by Charter Communications Holding Company in November 1999 were contributed to Charter Holdings. Charter Holdings intends to account for the contribution of the transferred systems as a reorganization of entities under common control in a manner similar to pooling of interests effective January 1, 2000. Charter Holdings will revise its financial statements as of and for the year ended December 31, 1999, to reflect the reorganization. The accounts of the transferred systems will be included in Charter Holdings' financial statements from the date the transferred systems were acquired by Charter Communications Holding Company. This revision will occur in connection with the filing of Charter Holdings' Quarterly Report on Form 10-Q for the quarter ending March 31, 2000.

     The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in thousands).

                                                  YEAR ENDED           1/1/98             12/24/98           YEAR ENDED
                                                 DECEMBER 31,          THROUGH            THROUGH           DECEMBER 31,
                                                     1997             12/23/98            12/31/98              1999
                                               ----------------   -----------------   ----------------   -------------------
STATEMENTS OF OPERATIONS
Revenues.....................................  $18,867   100.0%   $ 49,731   100.0%   $13,713   100.0%   $1,325,830   100.0%
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Operating expenses:
  Operating costs............................    9,157    48.5%     18,751    37.7%     4,757    45.0%      461,363    34.8%
  General and administrative costs...........    2,610    13.8%      7,201    14.5%     2,377     7.0%      222,283    16.8%
  Depreciation and amortization..............    6,103    32.3%     16,864    33.9%     8,318    60.7%      675,786    51.0%
  Option compensation expense................       --       --         --       --       845     6.2%       79,979     6.0%
  Management fees/corporate expense
    charges..................................      566     3.0%      6,176    12.4%       473     3.4%       48,158     3.6%
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Total operating expenses.....................   18,436    97.7%     48,992    98.5%    16,770   122.3%    1,487,569   112.2%
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Income (loss) from operations................      431     2.3%        739     1.5%    (3,057)  (22.3%)    (161,739)  (12.2%)
Interest income..............................       41     0.2%         44     0.1%       133     1.0%       18,821     1.4%
Interest expense.............................   (5,120)  (27.1%)   (17,277)  (34.7%)   (2,353)  (17.2%)    (434,995)  (32.8%)
Other income (expense).......................       25     0.1%       (728)   (1.5%)       --       --         (217)      --
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Loss before extraordinary item...............   (4,623)  (24.5%)   (17,222)  (34.6%)   (5,277)  (38.5%)    (578,130)  (43.6%)
Extraordinary item  -- loss from early
  extinguishment of debt.....................                                                                (7,794)   (0.6%)
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Net loss.....................................  $(4,623)  (24.5%)  $(17,222)  (34.6%)  $(5,277)  (38.5%)  $ (585,924)  (44.2%)
                                               =======   ======   ========   ======   =======   ======   ==========   ======

FISCAL 1999 COMPARED TO PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998

     REVENUES. Revenues increased by $1,276.1 million, from $49.7 million for the period from January 1, 1998 through December 23, 1998 to $1,325.8 million in 1999. The increase in revenues primarily resulted from the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions. Additional revenues from these entities included for the year ended December 31, 1999 were $618.8 million, $386.7 million and $247.8 million, respectively.

     OPERATING, GENERAL AND ADMINISTRATIVE COSTS. Operating, general and administrative costs increased by $657.7 million, from $26.0 million for the period from January 1, 1998 through December 23, 1998 to $683.6 million in 1999. This increase was due primarily to the acquisition of the CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions. Additional operating, general and administrative expenses from these entities included for the year ended December 31, 1999 were $338.5 million, $209.3 million and $104.4 million, respectively.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $658.9 million, from $16.9 million, for the period from January 1, 1998 through December 23, 1998 to $675.8 million in 1999. There was a significant increase in amortization expense resulting from the acquisitions of the CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions. Additional depreciation and amortization expense from these entities included for the year ended December 31, 1999 were $346.3 million, $203.5 million and $125.6 million, respectively. The increases were offset by the elimination of depreciation and amortization expense related to dispositions of cable systems.

     OPTION COMPENSATION EXPENSE. Option compensation expense in 1999 was $80.0 million due to the granting of options to employees in December 1998, February 1999 and April 1999. The exercise prices of the options were deemed to have on the date of grant less than the estimated fair values of the underlying membership units, resulting in compensation expense accrued over the vesting period of each grant that varies from four to five years.

     MANAGEMENT FEES/CORPORATE EXPENSE CHARGES. Management fees/corporate expense charges increased by $42.0 million, from $6.2 million, for the period from January 1, 1998 through December 23, 1998 to $48.1 million in 1999. The increase in 1998 compared to 1999 was the result of the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions.

     INTEREST INCOME. Interest income increased by $18.8 million, from $44,000 for the period from January 1, 1998 through December 23, 1998 to $18.8 million in 1999 and the sale of the March 1999 Charter Holdings notes. The increase was primarily due to investing excess cash that resulted from required credit facilities drawdowns and the sale of the March 1999 Charter Holdings notes.

     INTEREST EXPENSE. Interest expense increased by $417.7 million, from $17.3 million for the period from January 1, 1998 through December 23, 1998 to $435.0 million in 1999. This increase resulted primarily from interest on the notes and credit facilities used to finance the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions.

     NET LOSS. Net loss increased by $568.7 million, from $17.2 million for the period from January 1, 1998 through December 23, 1998 to $585.9 million in 1999. The increase in revenues that resulted from the acquisitions of CCA Group, CharterComm Holdings and Marcus Holdings was not sufficient to offset the operating expenses associated with the acquired systems.

PERIOD FROM DECEMBER 24, 1998 THROUGH DECEMBER 31, 1998

     This period is not comparable to any other period presented. The financial statements represent eight days of operations. This period not only contains the results of operations of CCPH, but also the results of operations of those entities purchased in the acquisition of the Charter companies by Mr. Allen. As a result, no comparison of the operating results for this eight-day period is presented.

PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998 COMPARED TO 1997

     REVENUES. Revenues increased by $30.9 million, or 163.6%, from $18.9 million in 1997 to $49.7 million for the period from January 1, 1998 through December 23, 1998. The increase in revenues primarily resulted from the acquisition of Sonic, which had revenues for that period of $29.8 million.

     OPERATING COSTS. Operating costs increased by $9.6 million, or 104.8%, from $9.2 million in 1997 to $18.8 million for the period from January 1, 1998 through December 23, 1998. This increase was due primarily to the acquisition of Sonic, which had operating costs for that period of $9.4 million, partially offset by the loss of $1.4 million on the sale of a cable system in 1997.

     GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased by $4.6 million, or 175.9%, from $2.6 million in 1997 to $7.2 million for the period from January 1, 1998 through December 23, 1998. This increase was due primarily to the acquisition of Sonic, which had general and administrative costs for that period of $6.0 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $10.8 million, or 176.3%, from $6.1 million in 1997 to $16.9 million for the period from January 1, 1998 through December 23, 1998. There was a significant increase in amortization resulting from the acquisition of Sonic. Incremental depreciation and amortization expenses of the acquisition of Sonic were $9.9 million.

     MANAGEMENT FEES/CORPORATE EXPENSE CHARGES. Corporate expense charges increased by $5.6 million, or 991.2% from $0.6 million in 1997 to $6.2 million for the period from January 1, 1998 through December 23, 1998. The increase from 1997 compared to the period from January 1, 1998 through December 23, 1998 was the result of additional Charter Investment, Inc. charges related to equity appreciation rights plans of $3.8 million for the period from January 1, 1998 through December 23, 1998 and an increase of $0.9 million in management services provided by Charter Investment, Inc. as a result of the acquisition of Sonic.

     INTEREST EXPENSE. Interest expense increased by $12.2 million, or 237.4%, from $5.1 million in 1997 to $17.3 million for the period from January 1, 1998 through December 23, 1998. This increase resulted primarily from the indebtedness of $220.6 million, including a note payable for $60.9 million, incurred in connection with the acquisition of Sonic resulting in additional interest expense.

     NET LOSS. Net loss increased by $12.6 million, or 272.5%, from $4.6 million in 1997 to $17.2 million for the period from January 1, 1998 through December 23, 1998. The increase in revenues that resulted from cable television customer growth was not sufficient to offset the operating expenses related to the acquisition of Sonic.

OUTLOOK

     Our business strategy emphasizes the increase of our operating cash flow by increasing our customer base and the amount of cash flow per customer. We believe that there are significant advantages in increasing the size and scope of our operations, including:

     - improved economies of scale in management, marketing, customer service, billing and other administrative functions;

     -  reduced costs for our cable systems and our infrastructure in general;

     -  increased leverage for negotiating programming contracts; and

     - increased influence on the evolution of important new technologies affecting our business.

     We seek to "cluster" cable systems in suburban and ex-urban areas surrounding selected metropolitan markets. We believe that such "clustering" offers significant opportunities to increase operating efficiencies and to improve operating margins and cash flow by spreading fixed costs over an expanding subscriber base. In addition, we believe that by concentrating "clusters" in markets, we will be able to generate higher growth in revenues and operating cash flow. Through strategic acquisitions and "swaps" of cable systems, we seek to enlarge the coverage of our current areas of operations, and, if feasible, develop "clusters" in new geographic areas within existing regions. Swapping of cable systems allows us to trade systems that do not coincide with our operating strategy while gaining systems that meet our objectives. Several significant swaps have been announced. These swaps have demonstrated the industry's trend to cluster operations. To date, we have participated in one swap in connection with the transaction with InterMedia. In addition, Charter Communications, Inc. has entered into a non-binding letter of intent providing for the exchange of certain of our cable systems for systems owned by AT&T.

LIQUIDITY AND CAPITAL RESOURCES

     Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, equity contributions, borrowings under our credit facilities and debt and equity financings.

     Our historical cash flows from operating activities in 1998 were $30.2 million, and in 1999 were $382.2 million.

CAPITAL EXPENDITURES

     We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems, as well as for system maintenance, the development of new products and services, and converters. Converters are set-top devices added in front of a subscriber's television receiver to change the frequency of the cable television signals to a suitable channel. The television receiver is then able to tune and to allow access to premium service.

     Upgrading our cable systems will enable us to offer new products and services, including digital television, additional channels and tiers, expanded pay-per-view options, high-speed Internet access and interactive services.

     Capital expenditures for 1999, pro forma for acquisitions in 1999, the Recent Transfers, and the Bresnan acquisition are estimated to be approximately $1.3 billion. In 1999, we made capital expenditures, excluding cable systems acquired in 1999 and in our merger with Marcus Holdings, of $709.7 million. The majority of the capital expenditures related to rebuilding existing cable systems. Those expenditures were funded from cash flows from operations and borrowings under credit facilities.

     For the period from January 1, 2000 to December 31, 2002, we plan to spend approximately $5.6 billion for capital expenditures, approximately $3.1 billion of which will be used to upgrade and rebuild our systems to a bandwidth capacity of 550 megahertz or greater and add two-way capability, so that we may offer advanced services. The remaining $2.5 billion will be used for extensions of systems, development of new products and services, converters and system maintenance. Capital expenditures for 2000, 2001 and 2002 are expected to be approximately $1.6 billion, $2.0 billion and $2.0 billion, respectively. We currently expect to finance the anticipated capital expenditures with cash generated from operations and additional borrowings under credit facilities. We cannot assure you that these amounts will be sufficient to accomplish our planned system upgrade, expansion and maintenance. If we are not able to obtain amounts sufficient for our planned upgrades and other capital expenditures, it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations.

FINANCING ACTIVITIES

     As of December 31, 1999, pro forma for the sale of the January 2000 Charter Holdings notes, the Recent Transfers, the Bresnan acquisition, the repurchase of Falcon, Avalon and Bresnan notes and debentures, our debt would have been approximately $11.0 billion, and the deficiency of earnings available to cover fixed charges would have been approximately $1,488.7 million. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain, various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "-- Certain Trends and Uncertainties -- Restrictive Covenants," for further information.

     MARCH 1999 CHARTER HOLDINGS NOTES. On March 17, 1999, Charter Holdings and Charter Capital issued $3.6 billion principal amount of senior notes. The March 1999 Charter Holdings notes consisted of $600 million in aggregate principal amount of 8.250% senior notes due 2007, $1.5 billion in aggregate principal amount of 8.625% senior notes due 2009, and $1.475 billion in aggregate principal amount at maturity of 9.920% senior discount notes due 2011. The net proceeds of approximately $3.0 billion, combined with the borrowings under our credit facilities, were used to consummate tender offers for publicly held debt of several of our subsidiaries, as described below, to refinance borrowings under our previous credit facilities, for working capital purposes and to finance a number of acquisitions.

     As of December 31, 1999, a total of $2.1 billion was outstanding under the 8.250% notes and the 8.625% notes, and the accreted value of the outstanding 9.920% notes was $977.8 million.

     NOTES OF THE CHARTER COMPANIES AND THE MARCUS COMPANIES. In February and March 1999, we commenced cash tender offers to purchase the 14% senior discount notes issued by Charter Communications Southeast Holdings, LLC, the 11.25% senior notes issued by Charter Communications Southeast, LLC, the 13.50% senior subordinated discount notes issued by Marcus Cable Operating Company, L.L.C., and the 14.25% senior discount notes issued by Marcus Cable. All such notes, except for $1.1 million in principal amount, were repaid in full for an aggregate amount of $1.0 billion. The remaining $1.1 million of such notes were repaid in September 1999.

     CHARTER OPERATING CREDIT FACILITIES. The Charter Operating credit facilities provides for two term facilities, one with a principal amount of $1.0 billion that matures in September 2007 (Term A), and the other with a principal amount of $1.85 billion that matures in March 2008 (Term B). The Charter Operating credit facilities also provide for a $1.25 billion revolving credit facility with a maturity date in September 2007 and, at the option of the lenders, supplemental credit facilities, in the amount of $500.0 million available until March 18, 2002. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (8.22% to 9.25% as of December 31, 1999). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility. As of December 31, 1999, the unused availability was $1.2 billion. In March 2000, the credit agreement was amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility (the "Incremental Term Loan") was drawn down. The Incremental Term Loan maturity date is September 18, 2008.

     RENAISSANCE NOTES. When we acquired Renaissance in April 1999, Renaissance had outstanding $163.2 million principal amount at maturity of 10% senior discount notes due 2008. The Renaissance 10% notes do not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance 10% notes bear interest, payable semi-annually in cash, on April 15 and October 15, commencing on October 15, 2003. The Renaissance 10% notes are due on April 15, 2008. In May 1999, $48.8 million aggregate face amount of the Renaissance Notes were repurchased at 101% of their accreted value plus accrued and unpaid interest. As of December 31, 1999, the accreted value of the Renaissance 10% notes that remained outstanding was approximately $83.0 million.

     HELICON NOTES. We acquired Helicon in July 1999 and assumed Helicon's $115.0 million in principal amount of 11% senior secured notes due 2003. On November 1, 1999, we redeemed all of the Helicon 11% notes at a purchase price equal to 103% of their principal amount, plus accrued and unpaid interest, for $124.8 million.

     RIFKIN NOTES. We acquired Rifkin in September 1999 and assumed Rifkin's outstanding $125.0 million in principal amount of 11.125% senior subordinated notes due 2006. In October 1999, we repurchased an individually held $3.0 million Rifkin promissory note for $3.4 million and publicly held notes with a total outstanding principal amount of $124.1 million for a total of $140.6 million, including a consent fee of $30 per $1,000 to note holders who delivered timely consents to amend the indenture governing those notes to eliminate substantially all of the restrictive covenants. As of December 31, 1999, there was $0.9 million in principal amount outstanding of Rifkin notes. In February 2000, we repurchased $0.5 million in principal amount of these notes.

     FALCON DEBENTURES. When Falcon was acquired by Charter Communications Holding Company in November 1999, it had outstanding $375 million in principal amount of 8.375% senior debentures due 2010 and 9.285% senior discount debentures due 2010 with an accreted value of approximately $319.3 million. (Falcon's 11.56% subordinated notes due 2001 were paid off for a total of $16.3 million, including principal, accrued and unpaid interest and premiums at the closing of the Falcon acquisition.) As of December 31, 1999, $375.0 million total principal amount of the Falcon 8.375% debentures were outstanding and the accreted value of the Falcon 9.285% debentures was approximately $323.0 million.

     On December 10, 1999, change of control offers were commenced to repurchase the Falcon debentures at purchase prices of 101% of principal amount, plus accrued and unpaid interest, or accreted value, as applicable. In the change of control offers and purchases in the "open market," all of the 8.375% senior debentures were repurchased for $388.0 million, all of the 9.285% senior discount debentures were repurchased for $328.1 million in February 2000.

     FALCON CREDIT FACILITIES. In connection with the Falcon acquisition, the previous Falcon credit facilities were amended to provide for two term facilities, one with a principal amount of $200.0 million that matures June 2007 (Term B), and the other with the principal amount of $300.0 million that matures December 2007 (Term C). The Falcon credit facilities also provide for a $646.0 million revolving credit facility with a maturity date of December 2006 and, at the option of the lenders, supplemental credit facilities in the amounts of $700.0 million with a maturity date in December 2007. At December 31, 1999, $110.0 million was outstanding under the supplemental credit facilities. Amounts under the Falcon credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.5% (7.57% to 9.25% as of December 31, 1999). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance. As of December 31, 1999, unused availability was $390.5 million. However, debt covenants limit the amount that can be borrowed to $342.0 million at December 31, 1999.

     AVALON CREDIT FACILITIES. The Avalon credit facilities have maximum borrowings of $300.0 million, consisting of a revolving facility in the amount of $175.0 million that matures May 15, 2008, and a Term B loan in the amount of $125.0 million that matures on November 15, 2008. The Avalon credit facilities also provide, at the option of the lenders, for supplemental credit facilities in amounts of $75 million available until December 31, 2003. Amounts under the Avalon credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin up to 2.75% (7.995% to 8.870% as of December 31, 1999). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance. The Company borrowed $170.0 million under the Avalon credit facilities to fund a portion of the Avalon purchase price. As of December 31, 1999, unused availability was $130.0 million.

     AVALON NOTES. When Avalon was acquired by Charter Communications Holding Company in November 1999, it had outstanding $150 million in principal amount of 11.875% senior discount notes due 2008 and 9.375% senior subordinated notes due 2008 with an accreted value of $123.3 million. As of December 31, 1999, the accreted value of the Avalon 11.875% notes was $124.8 and $150.0 million in principal of the Avalon 9.375% notes remained outstanding. After December 1, 2003, cash interest on the Avalon 11.875% notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004.

     In January 2000, we completed change of control offers in which we repurchased $16.3 million aggregate principal amount of the 11.875% notes at a purchase price of 101% of accreted value, as of January 28, 2000. The aggregate repurchase price of $10.5 million was funded with cash received from equity contributions from Charter Communications Holdings. As of February 29, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity remained outstanding with an accreted value of $116.4 million.

     At the same time, we also completed a change of control offer in which we repurchased $134.0 million aggregate principal amount of the Avalon 9.375% notes for 101% of their principal amount, plus accrued and unpaid interest thereon through January 28, 2000. The aggregate repurchase price was $137.4 million and was funded with equity contributions from Charter Holdings which made the cash available from the proceeds of its sale of the Charter January 2000 notes.

     In addition to the above change of control repurchase, we repurchased the remaining Avalon 9.375% notes (including accrued and unpaid interest) in the "open market" for $16.3 million, also using cash received from equity contributions ultimately from Charter Holdings, which made the cash available from the sale proceeds of the January 2000 Charter Holdings notes.

     FANCH CREDIT FACILITIES. The Fanch credit facilities provide for two term facilities, one with a principal amount of $450 million that matures May 2008 (Term A), and the other with the principal amount of $400 million that matures November 2008 (Term B). The Fanch credit facilities also provide for a $350 million revolving credit facility with a maturity date in May 2008 and, at the option of the lenders, supplemental credit facilities in the amount of $300.0 million available until December 31, 2004. Amounts under the Fanch credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (8.12% to 8.87% as of December 31, 1999). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance. The Company used $850.0 million of the credit facilities to fund a portion of the Fanch purchase price. As of December 31, 1999, unused availability was $350.0 million.

     BRESNAN NOTES. We and Charter Communications Holding Company acquired Bresnan in February 2000 and assumed Bresnan's $170 million in principal amount, outstanding on the acquisition date, of 8% senior notes due 2009 and 9.25% senior discount notes due 2009. In March 2000, we repurchased all of the outstanding Bresnan notes at purchase prices of 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million.

     BRESNAN CREDIT FACILITIES. Upon the closing of the Bresnan acquisition, we amended and assumed the previous Bresnan credit facilities. The Bresnan facilities provide for borrowings of up to $900.0 million. At the closing of the Bresnan acquisition, we borrowed approximately $601.2 million to replace the borrowings outstanding under the previous credit facilities and an additional $30.0 million to fund a portion of the Bresnan purchase price. As of February 29, 2000, $647.9 million was outstanding and $252.1 million was available for borrowing.

     JANUARY 2000 CHARTER HOLDINGS NOTES. On January 12, 2000, Charter Holdings and Charter Capital issued $1.5 billion principal amount of senior notes. The January 2000 Charter Holdings notes consisted of $675 million in aggregate principal amount of 10.00% senior notes due 2009, $325 million in aggregate principal amount of 10.25% senior notes due 2010, and $532 million in aggregate principal amount at maturity of 11.75% senior discount notes due 2010. The net proceeds of approximately $1.3 billion were used to consummate change of control offers for certain of the Falcon, Avalon and Bresnan notes and debentures.

     Charter Holdings and Charter Capital intend to exchange the January 2000 Charter Holdings notes for notes with substantially similar terms, except that the new notes will be registered and not subject to restrictions on transfer.

     As of February 29, 2000, $1.0 billion of the January 2000 Charter Holdings 10.00% and 10.25% senior notes are outstanding, and the accreted value of the 11.75% senior discount notes was approximately $304.9 million.

     In August 1999, Vulcan Cable III Inc. contributed to Charter Communications Holding Company $500 million in cash and, in September 1999, an additional $825 million, of which approximately $644.3 million was in cash and approximately $180.7 million was in the form of equity interests acquired by Vulcan Cable III Inc. in connection with the Rifkin acquisition. Charter Communications Holding Company in turn contributed the cash and equity interests to Charter Holdings. In November 1999, in connection with Charter Communications, Inc.'s initial public offering, Vulcan Cable III contributed to Charter Communications Holding Company $750 million in cash. In connection with the Rifkin, Falcon and Bresnan acquisitions, Charter Communications Holding Company issued equity interests totaling approximately $1.1 billion and certain subsidiaries of Charter Holdings issued preferred equity interests totaling $629.5 million to the Bresnan sellers.

     For a description of our acquisitions completed in 1999 and 2000 and our pending transaction, see "Business -- Acquisitions."

CERTAIN TRENDS AND UNCERTAINTIES

     The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Annual Report that could materially impact our business, results of operations and financial condition.

     SUBSTANTIAL LEVERAGE. As of December 31, 1999, pro forma for the Recent Transfers, the Bresnan acquisition and the sale of the January 2000 Charter Holdings notes, our total debt was approximately $11.025 billion. We anticipate incurring significant additional debt in the future to fund the expansion, maintenance and the upgrade of our cable systems.

     Our ability to make payments on our debt and to fund our planned capital expenditures for upgrading our cable systems and our ongoing operations will depend on our ability to generate cash and secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing credit facilities, new facilities or from other sources of financing at acceptable rates or in an amount sufficient to enable us to repay our debt, to grow our business or to fund our other liquidity and capital needs.

     VARIABLE INTEREST RATES. A significant portion of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. See discussion on "-- Interest Rate Risk."

     RESTRICTIVE COVENANTS. Our credit facilities and the indentures governing our outstanding debt contain a number of significant covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

     -  pay dividends or make other distributions;

     -  make certain investments or acquisitions;

     -  dispose of assets or merge;

     -  incur additional debt;

     -  issue equity;

     -  repurchase or redeem equity interests and debt;

     -  create liens; and

     -  pledge assets.

     Furthermore, in accordance with our credit facilities we are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument, which could trigger acceleration of the debt. Any default under our credit facilities or the indentures governing our outstanding debt may adversely affect our growth, our financial condition and our results of operations.

     IMPORTANCE OF GROWTH STRATEGY AND RELATED RISKS. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services and the acquisition of additional cable systems. We cannot assure you that we will be able to offer new services successfully to our customers or that those new services will generate revenues. In addition, the acquisition of additional cable systems may not have a positive net impact on our operating results. Acquisitions involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and difficulties in assimilation of the operations of the acquired companies, some or all of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.

     MANAGEMENT OF GROWTH. As a result of the acquisition of the Charter companies by Mr. Allen, the merger of Charter Holdings with Marcus Holdings, our 1999 acquisitions, the Recent Transfers, the Bresnan acquisition and our pending transaction, we have experienced and will continue to experience rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired and to be acquired and to attract and retain qualified personnel. Historically, acquired entities have had minimal employee benefit related costs and all benefit plans have been terminated with acquired employees transferring to our 401(k) plan. No significant severance cost was incurred in conjunction with acquisitions in 1999 and 2000. The failure to retain or obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

     In connection with our acquisitions over the past year, we maintain multi-disciplinary teams to formulate plans for establishing customer service centers, identifying property, plant and equipment requirements and possible reduction of headends. Headends are the control centers of a cable television system where incoming signals are amplified, converted, processed and combined for transmission to customers. These teams also determine market position and how to attract talented personnel. Our goals include rapid transition in achieving performance objectives and implementing "best practice" procedures.

     REGULATION AND LEGISLATION. Cable systems are extensively regulated at the federal, state, and local level. These regulations have increased the administrative and operational expenses of cable television systems and affected the development of cable competition. Rate regulation of cable systems has been in place since passage of the Cable Television Consumer Protection and Competition Act of 1992, although the scope of this regulation recently was sharply contracted. Since March 31, 1999, rate regulation exists only with respect to the lowest level of basic cable service and associated equipment. This change affords cable operators much greater pricing flexibility, although Congress could revisit this issue if confronted with substantial rate increases.

     Cable operators also face significant regulation of their channel capacity. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access users, and unaffiliated commercial leased access programmers. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility. The FCC recently rejected a request to allow unaffiliated Internet service providers seeking direct cable access to invoke commercial leased access rights originally devised for video programmers.

     There is also uncertainty whether local franchising authorities, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services.

     POSSIBLE RESCISSION LIABILITY. The Rifkin, Falcon and Bresnan sellers who acquired Charter Communications Holding Company membership units or, in the case of Bresnan, additional equity interests in one of our subsidiaries, in connection with the respective Rifkin, Falcon and Bresnan acquisitions, and the Helicon sellers who acquired shares of Class A common stock in Charter Communications, Inc.'s initial public offering may have rescission rights against Charter Communications, Inc. and Charter Communications Holding Company, arising out of possible violations of Section 5 of the Securities Act in connection with the offers and sales of these equity interests.

     If all of these equity holders successfully exercised their possible rescission rights and we became obligated to repurchase all such equity interests, the total repurchase obligations would be up to approximately $1.8 billion. For financial reporting purposes, this maximum potential obligation has been excluded from member's equity and minority interests and has been classified as redeemable securities (temporary equity). After one year from the dates of issuance of these equity interests (when these rescission rights will have expired), we will reclassify the respective amounts to member's equity and minority interest. If Charter Communications, Inc. and Charter Communications Holding Company fail to obtain capital sufficient to fund any required repurchases, they may seek funds from us and our subsidiaries. This could adversely affect our financial condition and results of operations.

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

     We have not experienced significant disruptions or any other problems since the beginning of 2000. We cannot assure you, however, that such problems will not arise in connection with customer billing or other periodic information gathering.

     COST. The total cost of our year 2000 remediation programs was approximately $9.8 million. We do not anticipate significant additional expenditures.

OPTIONS

     In accordance with an employment agreement and a related option agreement with Jerald L. Kent, our President and Chief Executive Officer was issued an option to purchase 7,044,127 membership units in Charter Communications Holding Company in December 1998. The option vests over a four-year period from the date of grant and expires ten years from the date of grant.

     In February 1999, Charter Holdings adopted an option plan, which was assumed by Charter Communications Holding Company in May 1999, providing for the grant of options to employees and consultants and directors of Charter Communications Holding Company and its affiliates to purchase up to 25,009,798 Charter Communications Holding Company membership units. Options granted under the plan will be fully vested after five years from the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant.

     Membership units received upon exercise of the options issued to Mr. Kent and to optionees under the plan are automatically exchanged for shares of Class A common stock of Charter Communications, Inc. on a one-for-one basis. The following chart sets forth the number of options outstanding and the exercise price of such options as of December 31, 1999.

                                                                                                               OPTIONS
                                                                   OPTIONS OUTSTANDING                       EXERCISABLE
                                                               ----------------------------    REMAINING     -----------
                                                 NUMBER OF       EXERCISE         TOTAL           LIFE        NUMBER OF
                                                  OPTIONS         PRICE          DOLLARS       (IN YEARS)      OPTIONS
                                                 ----------    ------------    ------------    ----------    -----------
Outstanding as of
  January 1, 1999 (1)........................    7,044,127     $      20.00    $140,882,540        10.0       1,761,032(4)
Granted:
  February 9, 1999 (2).......................    9,111,681            20.00     182,233,620                     130,000
  April 5, 1999 (2)..........................      473,000            20.73       9,805,290                          --
  November 8, 1999 (2).......................    4,741,400            19.00      90,086,600                     200,000
Cancelled....................................     (612,600)     19.00-20.73     (12,222,572)                         --
                                                 ----------    ------------    ------------     -------       ---------
Outstanding as of
  December 31, 1999..........................    20,757,608    $      19.79(3) $410,785,478         9.2(3)    2,091,032(4)
                                                 ==========    ============    ============     =======       =========

---------------

(1) Granted to Jerald L. Kent pursuant to his employment agreement and related option agreement.

(2) Granted pursuant to the option plan.

(3) Weighted average.

(4) The weighted average exercise price was $20.00 and $19.90 at December 31, 1998 and 1999, respectively.

     The weighted average fair value of options granted was $12.59 and $12.50 at December 31, 1999 and 1998, respectively.

     In February 2000, Charter Communications Holding Company granted 5.7 million options at $19.47 per share.

     We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for options issued under the option plan and the options held by our President and Chief Executive Officer. We recorded stock option compensation expense of $845,000 for the period from December 24, 1998 through December 31, 1998 and $80.0 million for the year ended December 31, 1999, in the financial statements since the exercise prices were less than the estimated fair values of the underlying membership units on the date of grant. The estimated fair value was determined using the valuation inherent in Mr. Allen's acquisition of Charter and valuations of public companies in the cable television industry adjusted for factors specific to us. Compensation expense is accrued over the vesting period of each grant that varies from four to five years. As of December 31, 1999, deferred compensation remaining to be recognized in future periods totaled $79.4 million.

SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL DATA

     The following Supplemental Unaudited Pro Forma Financial Data are based on the financial data of Charter Holdings. Since January 1, 1999, Charter Holdings merged with Marcus Holdings, we have closed numerous acquisitions, the Falcon, Fanch and Avalon systems were transferred to us and the Bresnan acquisition and transfer was completed. Our financial data, on a consolidated basis, are adjusted on a pro forma basis to illustrate the estimated effects of the Recent Transfers, the Bresnan acquisition and the sale of the January 2000 Charter Holdings notes as if such transactions had occurred on December 31, 1999 for the unaudited pro forma balance sheet data and to illustrate the estimated effects of the following transactions as if they had occurred on January 1, 1999 for the unaudited pro forma statements of operations data:

     (1) the acquisition of Marcus Cable by Mr. Allen and Marcus Holdings' merger with and into Charter Holdings effective March 31, 1999;

     (2) Charter Holdings' and its subsidiaries' acquisitions completed since January 1, 1999;

     (3)  the Recent Transfers and the Bresnan acquisition;

     (4) the refinancing of the previous credit facilities of the Charter Companies and certain subsidiaries acquired by us or transferred to us in 1999 and 2000; and

     (5) the sale of the March 1999 Charter Holdings notes and the January 2000 Charter Holdings notes.

     The Supplemental Unaudited Pro Forma Financial Data reflect the application of the principles of purchase accounting to the transactions listed in items (1) and (2) above. The allocation of certain purchase prices is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information of intangible assets. We believe that finalization of the purchase price allocation will not have a material impact on our results of operations or financial position.

     The Supplemental Unaudited Pro Forma Financial Data do not purport to be indicative of what our financial position or results of operations would actually have been had the transactions described above been completed on the dates indicated or to project our results of operations for any future date.

                                                  SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                      YEAR ENDED DECEMBER 31, 1999
                                   -------------------------------------------------------------------
                                                           1999
                                                       ACQUISITIONS
                                       CHARTER             AND            BRESNAN
                                     HOLDINGS(A)     RECENT TRANSFERS   ACQUISITION         TOTAL
                                   ---------------   ----------------   ------------   ---------------
                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
REVENUES
Basic...........................     $ 1,018,319     $       867,237     $  219,548    $     2,105,104
Premium.........................         127,738             110,802         23,377            261,917
Pay-per-view....................          29,581              18,885          3,742             52,208
Digital video...................           7,736               2,619         10,202             20,557
Advertising sales...............          72,789              40,114         20,497            133,400
Cable modem.....................          10,485               2,377          4,531             17,393
Other...........................         184,514             131,198         10,963            326,675
                                     -----------     ---------------     ----------    ---------------
  Total revenues................       1,451,162           1,173,232        292,860          2,917,254
OPERATING EXPENSES:
Programming.....................         334,827             320,998         72,862            728,687
General and administrative......         245,958             177,980         31,065            455,003
Service.........................          99,153              33,083         32,427            164,663
Marketing.......................          25,875              20,860          7,806             54,541
Other operating expenses........          46,662              25,841         17,057             89,560
Depreciation....................         234,405             176,849         42,920            454,174
Amortization....................         505,047             541,903        176,995          1,223,945
Option compensation expense.....          79,979                  --             --             79,979
Corporate expense charges.......          42,593              51,871         15,324            109,788
Management fees.................              --              15,540            221             15,761
                                     -----------     ---------------     ----------    ---------------
  Total operating expenses......       1,614,499           1,364,925        396,677          3,376,101
Loss from operations............        (163,337)           (191,693)      (103,817)          (458,847)
Interest expense................        (459,227)           (377,224)      (181,184)        (1,017,635)
Interest income.................           3,956               1,015             26              4,997
Other income (expense)..........             309                (481)            --               (172)
                                     -----------     ---------------     ----------    ---------------
Loss before income taxes and
  minority interest.............        (618,299)           (568,383)      (284,975)        (1,471,657)
Income tax expense..............              --              (3,585)          (865)            (4,450)
Minority interest (b)...........              --                  --        (12,589)           (12,589)
                                     -----------     ---------------     ----------    ---------------
Loss before extraordinary
  item..........................     $  (618,299)    $      (571,968)    $ (298,429)   $    (1,488,696)
                                     ===========     ===============     ==========    ===============

                                                  SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                      YEAR ENDED DECEMBER 31, 1999
                                   -------------------------------------------------------------------
                                                           1999
                                                       ACQUISITIONS
                                       CHARTER             AND            BRESNAN
                                     HOLDINGS(A)     RECENT TRANSFERS   ACQUISITION         TOTAL
                                   ---------------   ----------------   ------------   ---------------
                                                         (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
EBITDA (c)......................     $   576,424     $       526,578     $  116,098    $     1,219,100
EBITDA margin (d)...............            39.7%               44.9%          39.6%              41.8%
Adjusted EBITDA (e).............     $   698,687     $       594,470     $  131,643    $     1,424,800
BALANCE SHEET DATA (at end of
  period):
Total assets....................                                                       $    22,029,089
Total debt......................                                                            11,025,460
OPERATING DATA (at end of
  period, except for averages):
Homes passed (f)................       4,040,200           4,787,100      1,025,500          9,852,800
Basic customers (g).............       2,274,000           3,178,600        685,600          6,138,200
Basic penetration (h)...........            56.3%               66.4%          66.9%              62.3%
Premium units (i)...............       1,444,700           1,399,700        300,000          3,144,400
Premium penetration (j).........            63.5%               44.0%          43.8%              51.2%
Average monthly revenue per
  basic customer (k)............                                                       $         39.61

---------------

(a) Includes results of operations for Marcus Holdings for the period from January 1, 1999 through March 31, 1999 and pro forma adjustments related to the issuance and refinancing of debt.

(b) Represents the accretion of dividends on the preferred membership units in an indirect subsidiary of Charter Holdings held by certain Bresnan sellers.

(c) EBITDA represents earnings (loss) before interest, income taxes, depreciation, amortization and minority interest. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(d) EBITDA margin represents EBITDA as a percentage of revenues.

(e) Adjusted EBITDA means EBITDA before option compensation expense, corporate expense charges, management fees and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service its indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

          Pro forma revenues and adjusted EBITDA for the four quarters of 1999 is as follows (in thousands):

                                                                               ADJUSTED
THREE MONTHS ENDED                                               REVENUES       EBITDA
------------------                                              ----------    ----------
March 31, 1999..............................................    $  711,190    $  345,973
June 30, 1999...............................................       720,858       348,061
September 30, 1999..........................................       730,460       360,427
December 31, 1999...........................................       754,594       370,186
                                                                ----------    ----------
  Total.....................................................    $2,917,102    $1,424,647
                                                                ==========    ==========

---------------

(f) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable television distribution network in a given cable system service area.

(g) Basic customers are customers who receive basic cable service.

(h) Basic penetration represents basic customers as a percentage of homes passed.

(i) Premium units represent the total number of subscriptions to premium channels.

(j) Premium penetration represents premium units as a percentage of basic customers.

(k) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

     The following information presents the operating results for the fourth quarter of 1999 as compared to the fourth quarter of 1998 for the cable systems owned or managed by us as of October 1, 1998. For this analysis, the results of the Marcus cable systems are included as Charter began managing these systems on October 6, 1998.

            STATEMENTS OF OPERATIONS AND OPERATING DATA (UNAUDITED)
               (DOLLAR AMOUNTS IN MILLIONS, EXCEPT CUSTOMER DATA)

                                                                THREE MONTHS        THREE MONTHS
                                                                    ENDED               ENDED
                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
Revenues:
  Basic....................................................      $    203.6          $    187.5
  Premium..................................................            25.1                25.7
  Pay-per-view.............................................             5.3                 4.5
  Digital video............................................             2.3                 0.1
  Advertising sales........................................            13.7                 9.6
  Cable modem..............................................             2.6                 0.7
  Other....................................................            38.3                36.6
                                                                 ----------          ----------
     Total revenues........................................           290.9               264.7
                                                                 ----------          ----------
Operating Expenses:
  Programming..............................................            67.0                60.9
  General and administrative...............................            53.3                48.4
  Service..................................................            17.9                20.7
  Marketing................................................             3.4                 3.9
  Other operating expenses.................................             7.6                 4.6
                                                                 ----------          ----------
     Total operating expenses..............................           149.2               138.5
                                                                 ----------          ----------
Adjusted EBITDA............................................      $    141.7          $    126.2
                                                                 ==========          ==========

                                                                THREE MONTHS        THREE MONTHS
                                                                    ENDED               ENDED
                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
Homes passed...............................................       3,863,400           3,786,300
Basic customers............................................       2,274,000           2,205,500
Basic penetration..........................................            58.9%               58.2%
Premium units..............................................       1,398,800           1,232,500
Digital video customers....................................          53,900                 460
Cable modem customers......................................          30,000               4,900
Average monthly revenue per basic customer.................      $    42.64          $    40.01

     Revenues increased by $26.2 million or 9.9% when comparing the revenues for the three months ended December 31, 1999 to the results for the comparable systems for the three months ended December 31, 1998. This increase is due to a net gain of approximately 68,500 or 3.1% basic customers between quarters and retail rate increases implemented in certain of our systems. The net gain of 3.1% for basic customer growth between the comparable periods was the weighted average of 3.6% customer growth from the Charter systems and 2.4% growth experienced by the Marcus cable systems. In addition, we have increased our ratio of premium subscriptions to basic customers from 0.56 to 1.00 to 0.62 to
1.00 as a result of marketing multiple premium subscriptions in a packaged format at a discounted retail rate.

     Total operating expenses increased approximately $10.7 million or 7.7% when comparing the operating expenses for the quarter ended December 31, 1999 to the results for the same systems for the quarter ended December 31, 1998. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid for programming services. We believe that the increases in programming expense are consistent with industry-wide increases.

     We experienced growth in adjusted EBITDA of approximately $15.5 million or 12.3% when comparing adjusted EBITDA for the quarter ended December 31, 1999 to the results for the same systems for the quarter ended December 31, 1998. Adjusted EBITDA margin increased from 47.7% to 48.7% when comparing the similar periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     The use of interest rate risk management instruments, such as interest rate exchange agreements, interest rate cap agreements and interest rate collar agreements is required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     Our participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designed for hedging purposes and are not held or issued for speculative purposes.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999 (dollars in thousands):

                                                          EXPECTED MATURITY DATE
                             --------------------------------------------------------------------------------     FAIR VALUE AT
                                2000        2001       2002       2003       2004     THEREAFTER     TOTAL      DECEMBER 31, 1999
                             ----------   --------   --------   --------   --------   ----------   ----------   -----------------
DEBT
Fixed Rate.................          --         --         --                    --   $3,690,313   $3,690,313      $2,914,820
  Average Interest Rate....          --         --         --                    --          9.1%         9.1%
Variable Rate..............                          $ 88,875   $156,000   $168,500   $2,492,625   $2,906,000      $2,906,000
  Average Interest Rate....                               8.8%       8.8%       8.8%         9.6%         9.5%
INTEREST RATE INSTRUMENTS
Variable to Fixed Swaps....  $2,375,000   $660,000   $250,000   $ 30,000                           $3,315,000      $   17,951
  Average Pay Rate.........         8.5%       7.9%       7.8%       8.0%                                 8.4%
  Average Receive Rate.....         8.3%       9.2        9.2%       9.2%                                 8.6%
Collars....................  $  195,000   $ 45,000         --         --         --           --   $  240,000      $     (199)
  Average Cap Rate.........         8.8%       8.7%        --         --         --           --          8.8%
  Average Floor Rate.......         7.8%       7.6%        --         --         --           --          7.7%

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 1999. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1999, 1998, and 1997 was not significant.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated financial statements, predecessor financial statements and certain financial statements of entities or cable systems we acquired (as required to comply with the application of Rule 3-05 of Regulation S-X and Staff Accounting Bulletin 80), the related notes thereto, and the reports of independent auditors are included in this Annual Report beginning of page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     Charter Holdings is a holding company with no operations. Charter Capital is a direct wholly owned finance subsidiary of Charter Holdings that exists solely for the purpose of serving as co-obligor of the March 1999 Charter Holdings notes and the January 2000 Charter Holdings notes and has no operations. Neither Charter Holdings nor Charter Capital has any employees. We and our direct and indirect subsidiaries are managed by Charter Communications, Inc. See "Certain Relationships and Related Transactions."

     The persons listed below are directors of Charter Communications, Inc., Charter Communications Holding Company or an issuer of the notes, as indicated. All of our directors are elected annually.

                  DIRECTORS                    AGE                       POSITION
                  ---------                    ---                       --------
Paul G. Allen................................  47    Chairman of the Board of Directors of Charter
                                                       Communications, Inc. and Director of Charter
                                                       Communications Holding Company
William D. Savoy.............................  35    Director of Charter Communications, Inc.,
                                                     Charter Communications Holding Company, Charter
                                                       Holdings
Jerald L. Kent...............................  43    Director of Charter Communications, Inc.,
                                                     Charter Communications Holding Company, Charter
                                                       Holdings and Charter Capital
Marc B. Nathanson............................  54    Director of Charter Communications, Inc.
Ronald L. Nelson.............................  47    Director of Charter Communications, Inc.
Nancy B. Peretsman...........................  46    Director of Charter Communications, Inc.
Howard L. Wood...............................  60    Director of Charter Communications, Inc.

     The following sets forth certain biographical information with respect to the directors listed above.

     PAUL G. ALLEN has been Chairman of the board of directors of Charter Communications, Inc. since November 1999, and Chairman of the board of directors of Charter Investment, Inc. since December 1998. Mr. Allen, a co-founder of Microsoft Corporation, has been a private investor for more than five years, with interests in a wide variety of companies, many of which focus on multimedia digital communications. These companies include Interval Research Corporation, Vulcan Ventures, Inc., Vulcan Programming, Inc., and Vulcan Cable III Inc. He is a director of Microsoft Corporation, USA Networks, Inc. and various other private corporations.

     WILLIAM D. SAVOY has been a director of Charter Communications, Inc. since July 1999 and a director of Charter Investment, Inc. since December 1998. Since 1990, Mr. Savoy has been an officer and a director of many affiliates of Mr. Allen, including Vice President and a director of Vulcan Ventures, Inc., President of Vulcan Northwest, Inc., and President and a director of Vulcan Programming, Inc. and Vulcan Cable III Inc. Mr. Savoy also serves as a director of drugstore.com, inc., Go2Net, Inc., Harbinger Corporation, High Speed Access Corp., Metricom, Inc., Telescan, Inc., Ticketmaster Online -- CitySearch, Inc., USA Networks, Inc., and Value America, Inc. Mr. Savoy holds a B.S. in computer science, accounting and finance from Atlantic Union College.

     JERALD L. KENT has been the President, Chief Executive Officer and a director of Charter Communications, Inc. since July 1999 and of Charter Investment, Inc. since April 1995. He previously held the position of Chief Financial Officer of Charter Investment, Inc. Prior to co-founding Charter Investment, Inc. in 1993, Mr. Kent was Executive Vice President and Chief Financial Officer of Cencom Cable Associates, Inc., where he previously held other executive positions. Earlier he was with Arthur Andersen LLP, where he attained the position of tax manager. Mr. Kent is a member of the board of directors of High Speed Access Corp., Cable

Television Laboratories, Inc. and Com21 Inc. Mr. Kent, a certified public accountant, received his undergraduate and M.B.A. degrees from Washington University.

     MARC B. NATHANSON has been a director of Charter Communications, Inc. since November 1999. Mr. Nathanson was Chairman and Chief Executive Officer of Falcon Holding Group, Inc. and its predecessors from 1975 to 1999. Prior to 1975, he held executive positions with Teleprompter Corporation, Warner Cable, and Cypress Communications Corporation. Mr. Nathanson has served as Chairman and Chief Executive Officer of Enstar Communications Corporation since 1998. He is a director of Digital Entertainment Network, Inc. and of the National Cable Television Association.

     RONALD L. NELSON has been a director of Charter Communications, Inc. since November 1999. Mr. Nelson is a founding member of Dream Works LLC, where he has served in executive management since 1994. In 15 years at Paramount Communications Inc., he has served in a variety of operating and executive positions, and he currently serves as a member of the board of directors of Advanced Tissue Sciences, Inc. Mr. Nelson has a B.S. from the University of California at Berkeley and an M.B.A. from the University of California at Los Angeles.

     NANCY B. PERETSMAN has been a director of Charter Communications, Inc. since November 1999. Ms. Peretsman has been a Managing Director and Executive Vice President of Allen & Company Incorporated, an investment bank unrelated to Mr. Allen, since 1995. From 1983 to 1995 she was an investment banker at Salomon Brothers Inc., where she was a Managing Director since 1990. She is a director of Oxygen Media, Inc., Priceline.com Incorporated and several privately held companies. She received a B.A. from Princeton University and an M.P.P.M. from Yale University.

     HOWARD L. WOOD has been a director of Charter Communications, Inc. since January 2000. Mr. Wood co-founded Charter Investment, Inc. in 1993 and served in various executive capacities until November 1999, when he became a consultant to Charter Communications, Inc. Prior to 1993, Mr. Wood was Chief Executive Officer of Cencom Cable Associates, Inc., where he also served in various other executive positions. Earlier he was Partner-in-Charge of the St. Louis Tax Division of Arthur Andersen LLP. He is a director of VanLiner Group, Inc., First State Community Bank, Gaylord Entertainment Company and Data Research, Inc. Mr. Wood, a certified public accountant, graduated from Washington University (St. Louis) School of Business.

DIRECTOR COMPENSATION

     The employee directors of Charter Holdings, Charter Capital, Charter Communications Holding Company and Charter Communications, Inc. are not entitled to any additional compensation for serving as a director, nor are they paid any fees for attendance at any meeting of the board of directors. Each non-employee director of Charter Communications Inc., other than Mr. Allen, has been issued 40,000 fully vested options in consideration for agreeing to join the board of directors and may receive additional compensation to be determined. Directors may also be reimbursed for the actual reasonable costs incurred in connection with attendance at board meetings.

EMPLOYMENT AND OTHER AGREEMENTS

     Effective as of December 23, 1998, Jerald L. Kent entered into an employment agreement with Mr. Allen for a three-year term with automatic one-year renewals. The employment agreement was assigned by Mr. Allen to Charter Investment, Inc. as of December 23, 1998. Charter Investment, Inc. subsequently assigned Mr. Kent's employment agreement to Charter Communications, Inc. and Charter Communications, Inc. has assumed all rights and obligations of Charter Investment, Inc. under the agreement, except with respect to the grant of options, which have already been granted by Charter Communications Holding Company.

     Under this agreement, Mr. Kent has agreed to serve as President and Chief Executive Officer of Charter Communications, Inc., with responsibility for the nationwide general management, administration and operation of all present and future business of Charter Communications, Inc. and its subsidiaries. During the initial term of the agreement, Mr. Kent receives an annual base salary of $1,250,000, or such higher rate as may from time to time be determined by Charter Communications, Inc.'s board of directors in its discretion. In addition, Mr. Kent is eligible to receive an annual bonus in an aggregate amount not to exceed $625,000, to be determined by the board based on an assessment of the performance of Mr. Kent as well as the achievement of certain financial targets.

     Under the agreement, Mr. Kent is entitled to participate in any disability insurance, pension, or other benefit plan afforded to employees generally or executives of Charter Communications, Inc. Mr. Kent will be reimbursed by Charter Communications, Inc. for life insurance premiums up to $30,000 per year, and is granted personal use of the corporate airplane. Mr. Kent was also granted a car valued at up to $100,000 and the fees and dues for his membership in a country club of his choice. Also under this agreement and a related agreement with Charter Communications Holding Company, Mr. Kent received options to purchase 7,044,127 Charter Communications Holding Company membership units. The options have a term of ten years and vested 25% on December 23, 1998. The remaining 75% vest 1/36 on the first day of each of the 36 months commencing on the first day of the thirteenth month following December 23, 1998. The terms of these options provide that immediately following the issuance of Charter Communications Holding Company membership units received upon exercise of such options, these units will be automatically exchanged for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis.

     Charter Communications, Inc. will indemnify and hold harmless Mr. Kent to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses in connection with or arising out of the performance by Mr. Kent of his duties.

     If the agreement expires because Charter Communications, Inc. gives Mr. Kent notice of its intention not to extend the initial term, or if the agreement is terminated by Mr. Kent for good reason or by Charter Communications, Inc. without cause:

     - Charter Communications, Inc. will pay to Mr. Kent an amount equal to the aggregate base salary due to Mr. Kent for the remaining term and the board of directors will consider additional amounts, if any, to be paid to Mr. Kent; and

     - any unvested options of Mr. Kent shall immediately vest.

EXECUTIVE OFFICERS

     The following persons are executive officers of each of Charter Communications, Inc., Charter Communications Holding Company and Charter
Holdings:

          EXECUTIVE OFFICERS             AGE                         POSITION
          ------------------             ---                         --------
Jerald L. Kent.........................  43    President and Chief Executive Officer
David G. Barford.......................  41    Senior Vice President of Operations -- Western
                                               Division
Mary Pat Blake.........................  44    Senior Vice President -- Marketing and Programming
Eric A. Freesmeier.....................  46    Senior Vice President -- Administration
Thomas R. Jokerst......................  50    Senior Vice President -- Advanced Technology
                                               Development
Kent D. Kalkwarf.......................  40    Senior Vice President and Chief Financial Officer
Ralph G. Kelly.........................  43    Senior Vice President -- Treasurer
David L. McCall........................  44    Senior Vice President of Operations -- Eastern
                                               Division
John C. Pietri.........................  50    Senior Vice President -- Engineering
Michael E. Riddle......................  41    Senior Vice President and Chief Information Officer
Steven A. Schumm.......................  47    Executive Vice President, Assistant to the President
Curtis S. Shaw.........................  51    Senior Vice President, General Counsel and Secretary
Stephen E. Silva.......................  40    Senior Vice President -- Corporate Development and
                                                 Technology

     Information regarding our executive officers is set forth below.

     Our executive officers, except for Mr. Riddle, were appointed to their positions following our formation in February 1999, and became employees of Charter Communications, Inc. in November 1999. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

     JERALD L. KENT has been the President, Chief Executive Officer and a director of Charter Communications, Inc. since July 1999 and of Charter Investment, Inc. since April 1995. He previously held the position of Chief Financial Officer of Charter Investment, Inc. Prior to co-founding Charter Investment, Inc. in 1993, Mr. Kent was Executive Vice President and Chief Financial Officer of Cencom Cable Associates, Inc., where he previously held other executive positions. Earlier he was with Arthur Andersen LLP, where he attained the position of tax manager. Mr. Kent is a member of the board of directors of High Speed Access Corp., Cable Television Laboratories, Inc. and Com21 Inc. Mr. Kent, a certified public accountant, received his undergraduate and M.B.A. degrees from Washington University.

     DAVID G. BARFORD, 41, Senior Vice President of Operations -- Western Division. Prior to joining Charter Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

     MARY PAT BLAKE, 44, Senior Vice President -- Marketing and
Programming. Prior to joining Charter Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

     ERIC A. FREESMEIER, 46, Senior Vice President -- Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

     THOMAS R. JOKERST, 50, Senior Vice President -- Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

     KENT D. KALKWARF, 40, Senior Vice President and Chief Financial
Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP, where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

     RALPH G. KELLY, 43, Senior Vice President --Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri -- Columbia and his M.B.A. from Saint Louis University.

     DAVID L. MCCALL, 44, Senior Vice President of Operations -- Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc., from 1983 to 1994. Mr. McCall has served as a director of the South Carolina Cable Television Association for ten years and is a member of the Southern Cable Association's Tower Club.

     JOHN C. PIETRI, 50, Senior Vice President -- Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for 9 years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

     MICHAEL E. RIDDLE, 41, Senior Vice President and Chief Information
Officer. Prior to joining Charter Communications, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for 4 years. Prior to that, he held technical and management positions during 17 years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

     STEVEN A. SCHUMM, 47, Executive Vice President, Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

     CURTIS S. SHAW, 51, Senior Vice President, General Counsel and
Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 26 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. with honors from Trinity College and a J.D. from Columbia University School of Law.

     STEPHEN E. SILVA, 40, Senior Vice President -- Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

ITEM 11.  EXECUTIVE COMPENSATION.

     None of the executive officers listed above has ever received any compensation from Charter Holdings or Charter Capital, nor do such individuals expect to receive compensation from Charter Holdings or Charter Capital at any time in the future.

     The following table sets forth information regarding the compensation paid to executive officers of Charter Communications, Inc., the manager of Charter Holdings and its subsidiaries during the fiscal years ended December 31, 1999 and 1998, including the Chief Executive Officer, each of the other four most highly compensated executive officers as of December 31, 1999, and two other highly compensated executive officers who resigned during 1999. Through the beginning of November 1999, such executive officers had received their compensation from Charter Investment, Inc., the former manager of Charter Holdings and its subsidiaries. Effective in November 1999, such officers received their compensation from Charter Communications, Inc. Pursuant to a mutual services agreement between Charter Communications, Inc. and Charter Investment, Inc., each of those entities provides services to each other, including the knowledge and expertise of their respective officers. See "Certain Relationships and Related Transactions."

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                        ANNUAL COMPENSATION                AWARD
                                              ---------------------------------------   ------------
                                     YEAR                                  OTHER         SECURITIES
                                     ENDED                                ANNUAL         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION         DEC. 31   SALARY($)    BONUS($)   COMPENSATION($)    OPTIONS(#)    COMPENSATION($)
---------------------------         -------   ---------    --------   ---------------   ------------   ---------------
Jerald L. Kent....................   1999     1,250,000         --(1)      80,799(2)            --               --
  President and Chief Executive      1998       790,481    641,353             --        7,044,127               --
    Officer
Steven A. Schumm(3)...............   1999       400,000     60,000             --           80,000               --
  Executive Vice President           1998            --     12,300             --               --               --
David G. Barford..................   1999       235,000     80,000             --          200,000               --
  Senior Vice President of           1998       220,000    225,000(4)          --               --        8,390,888(5)
    Operations -- Western Division
Curtis S. Shaw....................   1999       200,000     80,000             --          200,000               --
  Senior Vice President, General     1998       190,000     80,000             --               --        8,178,967(5)
    Counsel and Secretary
John C. Pietri(6).................   1999       200,000     70,000             --          165,000               --
  Senior Vice President --           1998            --         --             --               --               --
  Engineering
Barry L. Babcock(7)...............   1999       623,000         --             --           65,000          385,093(8)
  Former Vice Chairman               1998       575,000    925,000(9)          --               --               --
Howard L. Wood(10)................   1999       311,300         --             --          145,000               --
  Former Vice Chairman               1998       575,000(11) 675,000(12)          --             --               --

-------------------------

(1) Mr. Kent is entitled under his employment agreement to receive a bonus for 1999 in an amount up to $625,000. The amount of any 1999 bonus has not yet been determined.

(2) Includes $55,719 paid for club membership and dues and $20,351 attributed to personal use of Charter Investment, Inc.'s airplane.

(3) Mr. Schumm became affiliated with Charter Investment, Inc. on December 16, 1998.

(4)  Includes $150,000 received as a one-time bonus.

(5) Received in March 1999, in connection with a one-time change of control payment under the terms of a previous equity appreciation rights plan. This payment was triggered by the acquisition of us by Mr. Allen on December 23, 1998, but was income for 1999.

(6)  Mr. Pietri became affiliated with Charter Investment, Inc. on January 1,
     1999.

(7) Mr. Babcock resigned as an executive officer of Charter Communications, Inc. and became a consultant in October 1999.

(8) Includes a bonus of $312,500 and accrued vacation of $48,077 paid in connection with termination of Mr. Babcock's employment agreement, plus $24,516 as consulting fees.

(9) Includes $500,000 earned as a one-time bonus upon signing of an employment agreement.

(10) Mr. Wood terminated his employment and became a consultant in November
     1999.

(11) Includes a bonus of $468,750 and accrued vacation of $24,038 paid in connection with termination of Mr. Wood's employment agreement, plus $8,166 in consulting fees.

(12) Includes $250,000 earned as a one-time bonus upon signing of an employment agreement.

1999 OPTION GRANTS

     The following table shows individual grants of options made to certain named executive officers during 1999. All such grants were made under the option plan.

                       NUMBER OF    % OF TOTAL                              AGGREGATE VALUE OF OPTIONS TO HOLDER IF
                       MEMBERSHIP    OPTIONS                                    CHARTER COMMUNICATIONS, INC.'S
                         UNITS       GRANTED                                    COMMON STOCK PRICE PER SHARE AT
                       UNDERLYING       TO                                           SOME FUTURE DATE IS:
                        OPTIONS     EMPLOYEES    EXERCISE   EXPIRATION   ---------------------------------------------
NAME                    GRANTED      IN 1999      PRICE        DATE      $19.00     $22.00       $26.00       $30.00
----                   ----------   ----------   --------   ----------   ------   ----------   ----------   ----------
Jerald L. Kent.......        --           --          --          --        --            --           --           --
Steven A. Schumm.....   782,681         5.7%      $20.00      2/8/09      $  0    $1,565,362   $4,696,086   $7,826,810
David G. Barford.....   200,000         1.5%       20.00      2/8/09         0       400,000    1,200,000    2,000,000
Curtis S. Shaw.......   200,000         1.5%       20.00      2/8/09         0       400,000    1,200,000    2,000,000
John C. Pietri.......   165,000         1.2%       20.00      2/8/09         0       330,000      990,000    1,650,000
Barry L. Babcock.....    65,000         0.5%       20.00      2/8/09         0       130,000      390,000      650,000
Howard L. Wood.......    65,000         1.1%       20.00      2/8/09         0       130,000      390,000      650,000
                         80,000                    19.00     11/8/09         0       240,000      560,000      880,000

OPTION PLAN

     Charter Holdings adopted an option plan on February 9, 1999, which was assumed by Charter Communications Holding Company on May 25, 1999. This plan provides for the grant of options to purchase up to 25,009,798 membership units in Charter Communications Holding Company. The plan provides for grants of options to current and prospective to employees and consultants of Charter Communications Holding Company and its affiliates and current and prospective non-employee directors of Charter Communications, Inc. The plan is intended to promote the long-term financial interest of Charter Communications Holding Company and its affiliates by encouraging eligible individuals to acquire an ownership position in Charter Communications Holding Company and its affiliates and providing incentives for performance. The options expire after ten years from the date of grant. Under the plan, the plan administrator has the discretion to accelerate the vesting of any options.

     As of February 26, 2000, a total of 13,713,481 options are outstanding under the plan. Of the options granted on February 9, 1999, there remain outstanding 8,626,081 options with an exercise price of $20.00. Of the options granted on April 5, 1999, there remain outstanding 416,600 options with an exercise price of $20.73. Of the options granted on November 8, 1999, there remain outstanding 4,670,800 options with an exercise price of $19.00. Of the options granted on February 15, 2000, there remain outstanding 5,687,000 with an exercise price of $19.47. Of the options granted on February 9, 1999, 130,000 options have vested. Of the remaining 8,496,081 options granted on that date, one-fourth vest on April 3, 2000 and the remainder vest 1/45 on each monthly anniversary following April 3, 2000. One-fourth of the options granted on April 5, 1999 vest on the 15-month anniversary from April 5, 1999, with the remainder vesting 1/45 on each monthly anniversary for 45 months following the 15-month anniversary of the date of grant. Of the options granted on November 8, 1999, 200,000 options have vested. Of the remaining 4,470,800 options granted on that date, one-fourth vest on February 12, 2001, with the remainder vesting 1/45 on each monthly anniversary following the 15-month anniversary of the date of grant. Of the options granted on February 15, 2000, none has vested. Of the 5,687,000 options granted on that date, one-fourth vest on May 15, 2001 and the remaining vest 1/45 on each 15 month anniversary following February 15, 2000. The options expire after ten years from the date of grant.

     Under the terms of the plan, each membership unit held as a result of exercise of options will be exchanged automatically for shares of Class A common stock of Charter Communications, Inc. on a one-for-one basis.

     Any unvested options issued under the plan vest immediately upon a change of control of Charter Communications Holding Company. Options will not vest upon a change of control, however, to the extent that any such acceleration of vesting would result in the disallowance of specified tax deductions that would otherwise be available to Charter Communications Holding Company or any of its affiliates or to the extent that any optionee would be liable for any excise tax under a specified section of the tax code. In the plan, a change of control includes:

          (1) a sale of more than 49.9% of the outstanding membership units in Charter Communications Holding Company, except where Mr. Allen and his affiliates retain effective voting control of Charter Communications Holding Company;

          (2) a merger or consolidation of Charter Communications Holding Company with or into any other corporation or entity, except where Mr. Allen and his affiliates retain effective voting control of Charter Communications Holding Company; or

          (3) any other transaction or event, including a sale of the assets of Charter Communications Holding Company, that results in Mr. Allen holding less than 50.1% of the voting power of the surviving entity, except where Mr. Allen and his affiliates retain effective voting control of Charter Communications Holding Company.

The sale of Charter Communications, Inc. Class A common stock in its initial public offering was not a change of control under the option plan.

     If an optionee's employment with or service to Charter Communications Holding Company or its affiliates is terminated other than for cause, the optionee has the right to exercise any vested options within sixty days of the termination of employment. After this sixty-day period, all vested and unvested options held by the optionee are automatically canceled. If an optionee's employment or service is terminated for cause, any unexercised options are automatically canceled. In this case, Mr. Allen, or, at his option, Charter Communications Holding Company will have the right for ninety days after termination to purchase all membership units held by the optionee for a purchase price equal to the exercise price at which the optionee acquired the membership units, or the optionee's purchase price for the membership units if they were not acquired on the exercise of an option.

     In the event of an optionee's death or disability, all vested options may be exercised until the earlier of their expiration and one year after the date of the optionee's death or disability. Any options not so exercised will automatically be canceled. Upon termination for any other reason, all unvested options will immediately be canceled and the optionee will not be entitled to any payment. All vested options will be automatically canceled if not exercised within ninety days after termination.

     LIMITATION OF DIRECTORS' LIABILITY AND INDEMNIFICATION MATTERS. The limited liability company agreement of Charter Holdings and the certificate of incorporation of Charter Capital limit the liability of their respective directors to the maximum extent permitted by Delaware law. The Delaware General Corporation Law provides that a limited liability company and a corporation may eliminate or limit the personal liability of a director for monetary damages for breach of fiduciary duty as a director, except for liability for:

          (1) any breach of the director's duty of loyalty to the corporation and its stockholders;

          (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

          (3) unlawful payments of dividends or unlawful stock purchases or redemptions; or

          (4) any transaction from which the director derived an improper personal benefit.

     The limited liability company agreement of Charter Holdings and the by-laws of Charter Capital provide that directors and officers shall be indemnified for acts or omissions performed or omitted that are determined, in good faith, to be in our best interest. No such indemnification is available for actions constituting bad faith, willful misconduct or fraud.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Charter Holdings and Charter Capital pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Charter Holdings is a direct, wholly owned subsidiary of Charter Communications Holding Company. Charter Communications, Inc. holds an approximate 40% economic interest and 100% of the voting interest in Charter Communications Holding Company. Charter Investment, Inc. and Vulcan Cable III hold approximately a 37.2% and 18.2% economic interest, respectively, in Charter Communications Holding Company.

     The following table sets forth certain information regarding beneficial ownership of Charter Communications, Inc. common stock and Charter Communications Holding Company common membership units as of March 28, 2000 by:

     - each of our directors and the directors of Charter Communications, Inc.;

     - each of our named executive officers and the named executive officers of Charter Communications, Inc.;

     - all current directors and executive officers of Charter Holdings and Charter Communications, Inc. as a group; and

     - each person known by us to own beneficially 5% or more of the outstanding shares of Charter Communications, Inc. common stock and Charter Communications Holding Company membership units.

     With respect to the percentage of voting power of Charter Communications, Inc. set forth in the following table:

     - each holder of Class A common stock is entitled to one vote per share;
       and

     - each holder of Class B common stock is entitled to a number of votes based on the number of outstanding Class B common stock and outstanding membership units exchangeable for Class B common stock. For example, Mr. Allen is entitled to ten votes for each share of Class B common stock held by him or his affiliates and ten votes for each membership unit held by him or his affiliates.

                                                         NUMBER OF
                                                          CLASS A            PERCENTAGE OF
NAME AND ADDRESS OF                                 SHARES BENEFICIALLY   SHARES BENEFICIALLY     PERCENTAGE OF
BENEFICIAL OWNER                                         OWNED(1)              OWNED(2)          VOTING POWER(3)
-------------------                                 -------------------   -------------------   ------------------
Paul G. Allen(4)(5)(7)............................       327,185,909              59.9%                93.7%
Charter Investment, Inc.(6).......................       217,585,246              49.5%                   *
Vulcan Cable III Inc.(4)(7).......................       106,715,234              32.5%                   *
Jerald L. Kent(8).................................         2,656,549                 *                    *
Howard L. Wood(9).................................           145,000                 *                    *
Marc B. Nathanson(10).............................         9,829,806               3.2%                   *
Ronald L. Nelson(11)..............................            40,000                 *                    *
Nancy B. Peretsman(11)............................            50,000                 *                    *
William D. Savoy(12)..............................           515,669                 *                    *
Steven A. Schumm(13)..............................           212,415                 *                    *
David G. Barford(14)..............................            55,833                 *                    *
Curtis S. Shaw(14)................................            58,333                 *                    *
John C. Pietri(15)................................            49,000                 *                    *
Barry L. Babcock(16)..............................            51,750                 *                    *
All current directors and executive officers as a
  group (19 persons)..............................       340,759,920              62.0%                94.0%
Janus Capital Corporation(17).....................        15,958,030               7.2                    *

---------------
  *  Less than 1%.

 (1) Beneficial ownership is determined in accordance with Rule 13d-3. The named holders of Charter Communications, Inc. high vote Class B common stock and of membership units in Charter Communications Holding Company are deemed to be beneficial owners of an equal number of shares of Class A common stock because such holdings are either convertible for (in the case of Class B shares) or exchangeable into (in the case of the membership units) shares of Class A common stock on a one-for-one basis. Unless otherwise noted, the named holders have sole voting and investment power with respect to the shares listed as beneficially owned.

 (2) The calculation of this percentage assumes for all persons that the 50,000 shares of Charter Communications Inc. high vote Class B common stock held by Mr. Allen have been converted into shares of Class A common stock so that the total number of currently outstanding shares is 222,089,746. For each individual holder this calculation gives effect to the issuance of Class A common stock upon such individual's exchange of membership units of Charter Communications Holding Company.

 (3) The calculation of this percentage assumes that the 50,000 shares of high vote Class B common stock held by Mr. Allen have not been converted, and that the membership units of Charter Communications Holding Company have not been exchanged for shares of Class A common stock.

 (4) The address of these persons is 110 110th Street, NE, Suite 500, Bellevue, WA 98004.

 (5) Mr. Allen is the owner of 100% of the Class B common stock. Represents 217,585,246 membership units held by Charter Investment, Inc.; 106,715,234 membership units held by Vulcan Cable III Inc.; 2,835,430 shares of Class A common stock held directly by Mr. Allen, and 50,000 shares of Class B common stock held directly by Mr. Allen. Class B common stock is convertible into Class A common stock on a one-for-one basis.

 (6) The address of these persons is Charter Communications, Inc., 12444 Powerscourt Drive, St. Louis, MO 63131.

 (7) Of this amount, 475,669 shares of Class A common stock issuable upon exchange for membership units in Charter Communications Holding Company, for which options have been granted by Vulcan Cable III Inc. to Mr. Savoy that have vested or will vest within 60 days.

 (8) Represents 2,641,549 shares of Class A common stock issuable upon the exchange of membership units issuable upon the exercise of options to purchase such membership units that have vested or will vest within 60 days and 15,000 shares of Class A common stock.

 (9) Represents 145,000 shares of Class A common stock issuable upon exchange of membership units issuable upon exercise of options to purchase such membership units that have vested.

(10) Includes 40,000 shares of Class A common stock issuable upon exchange of membership units issuable upon exercise of options to purchase such membership units that have vested as to which Mr. Nathanson has sole investment and voting power. Of the remaining 9,789,806 shares, Mr. Nathanson has sole investment and voting power with respect to 3,951,636 of such shares, shared voting and investment power with respect to 5,444,861 of such shares and sole investment power and shared voting power with respect to the remaining 393,309 shares. The address of this person is c/o Falcon Holding Group, Inc. and Affiliates, 10900 Wilshire Blvd., Los Angeles, CA 90024.

(11) Includes 40,000 shares of Class A common stock issuable upon the exchange of membership units issuable upon exercise of options to purchase such membership units that have vested or will vest within 60 days.

(12) Includes 40,000 shares of Class A common stock issuable upon the exchange of membership units issuable upon exercise of options to purchase such membership units that have vested or will vest within 60 days and 475,669 shares of Class A common stock issuable upon exchange for membership units in Charter Communications Holding Company, for which options have been granted to Mr. Savoy by Vulcan Cable III Inc. that have vested or will vest within 60 days.

(13) Includes 208,715 shares of Class A common stock issuable upon the exchange of membership units issuable upon exercise of options to purchase membership units that have vested or will vest within 60 days. Includes 1,200 shares held jointly with Mr. Schumm's spouse and 1,000 shares as co-trustee, as to which voting and investment power are shared.

(14) Includes 53,333 shares of Class A common stock issuable upon the exchange of membership units issuable upon exercise of options to purchase membership units that have vested or will vest within 60 days.

(15) Includes 4,670 shares of Class A common stock issuable upon exchange of membership units issuable upon exercise of options to purchase membership units that have vested or will vest within 60 days.

(16) Represents 65,000 shares of Class A common stock issuable upon exchange of membership units issuable upon exercise of options to purchase such membership units that have vested.

(17) As reported in Schedule 13G provided to Charter Communications, Inc. on February 16, 2000. Janus Capital Corporation is a registered investment advisor that provides investment advice to investment companies and other clients. As a result of being an investment advisor, Janus Capital may be deemed to beneficially own shares held by its clients. As indicated in the
     Schedule 13G, Mr. Thomas Bailey, President, Chairman of the Board and 12.2% shareholder of Janus Capital disclaims beneficial ownership with respect to such shares. The address of these persons is 100 Fillmore St., Denver, Colorado 80206-4923.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following sets forth certain transactions in which we and our directors, executive officers and affiliates and the directors and executive officers of Charter Communications, Inc., Charter Communications Holding Company, Charter Capital and Charter Investment, Inc., are involved. We believe that each of the transactions described below was on terms no less favorable to us than could have been obtained from independent third parties.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

MERGER WITH MARCUS

     On April 23, 1998, Mr. Allen acquired approximately 99% of the non-voting economic interests in Marcus Cable, and agreed to acquire the remaining interests in Marcus Cable. The aggregate purchase price was approximately $1.4 billion, excluding $1.8 billion in liabilities assumed. On February 22, 1999, Marcus Holdings was formed, and all of Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings on March 15, 1999. On March 31, 1999, Mr. Allen completed the acquisition of all remaining interests in Marcus Cable.

     On December 23, 1998, Mr. Allen acquired approximately 94% of the equity of Charter Investment, Inc. for an aggregate purchase price of approximately $2.2 billion, excluding $2.0 billion in debt assumed. On February 9, 1999, Charter Holdings was formed as a wholly owned subsidiary of Charter Investment, Inc. On February 10, 1999, Charter Operating was formed as a wholly owned subsidiary of Charter Holdings. In April 1999, Mr. Allen merged Marcus Holdings into Charter Holdings, and the operating subsidiaries of Marcus Holdings and all of the cable systems they owned came under the ownership of Charter Holdings, and, in turn, Charter Operating. On May 25, 1999, Charter Communications Holding Company was formed as a wholly owned subsidiary of Charter Investment, Inc. All of Charter Investment, Inc.'s equity interests in Charter Holdings were transferred to Charter Communications Holding Company.

     In March 1999, we paid $20 million to Vulcan Northwest, an affiliate of Mr. Allen, for reimbursement of direct costs incurred in connection with Mr. Allen's acquisition of Marcus Cable. Such costs were principally comprised of financial, advisory, legal and accounting fees.

     On April 7, 1999, Mr. Allen merged Marcus Holdings into Charter Holdings. Charter Holdings survived the merger, and the operating subsidiaries of Marcus Holdings became subsidiaries of Charter Holdings.

     At the time Charter Holdings issued $3.6 billion in principal amount of notes in March 1999, this merger had not yet occurred. Consequently, Marcus Holdings was a party to the indentures governing the March 1999 Charter Holdings notes as a guarantor of Charter Holdings' obligations. Charter Holdings loaned some of the proceeds from the sale of the March 1999 Charter Holdings notes to Marcus Holdings, which amounts were used to complete the cash tender offers for then-outstanding notes of subsidiaries of Marcus Holdings. Marcus Holdings issued a promissory note in favor of Charter Holdings. The promissory note was in the amount of $1.7 billion, with an interest rate of 9.92% and a maturity date of April 1, 2007. Marcus Holdings guaranteed its obligations under the promissory note by entering into a pledge agreement in favor of Charter Holdings pursuant to which Marcus Holdings pledged all of its equity interests in Marcus Cable as collateral for the payment and performance of the promissory note. Charter Holdings pledged this promissory note to the trustee under the indentures for the March 1999 Charter Holdings notes as collateral for the equal and ratable benefit of the holders of the March 1999 Charter Holdings notes. Upon the closing of the merger, and in accordance with the terms of the March 1999 Charter Holdings notes and the indentures for the March 1999 Charter Holdings notes:

     - the guarantee issued by Marcus Holdings was automatically terminated;

     - the promissory note issued by Marcus Holdings was automatically extinguished, with no interest having accrued or being paid; and

     - the pledge in favor of Charter Holdings of the equity interests in Marcus Cable as collateral under the promissory note and the pledge in favor of the trustee of the promissory note as collateral for the March 1999 Charter Holdings notes were automatically released.

MANAGEMENT AGREEMENTS WITH CHARTER COMMUNICATIONS, INC.

     PREVIOUS MANAGEMENT AGREEMENTS. Prior to March 18, 1999, pursuant to a series of management agreements with certain of our subsidiaries, Charter Investment, Inc. provided management and consulting services to those subsidiaries. In exchange for these services, Charter Investment, Inc. was entitled to receive management fees of 3% to 5% of the gross revenues of all of our systems plus reimbursement of expenses.

However, our previous credit facilities limited such management fees to 3% of gross revenues. The balance of management fees payable under the previous management agreements was accrued. Payment is at the discretion of Charter Investment, Inc. Certain deferred portions of management fees bore interest at the rate of 8% per annum. Following the closing of Charter Operating's current credit facilities, the previous management agreements were replaced by a revised management agreement. The material terms of our previous management agreements are substantially similar to the material terms of the revised management agreement.

     PREVIOUS MANAGEMENT AGREEMENT WITH MARCUS. On October 6, 1998, Marcus Cable entered into a management consulting agreement with Charter Investment, Inc. pursuant to which Charter Investment, Inc. agreed to provide certain management and consulting services to Marcus Cable and its subsidiaries, in exchange for a fee equal to 3% of the gross revenues of Marcus Cable's systems plus reimbursement of expenses. Management fees expensed by Marcus Cable during the period from October 1998 to December 31, 1998 were approximately $3.3 million. Upon Charter Holdings' merger with Marcus Holdings and the closing of Charter Operating's current credit facilities, this agreement was terminated and the subsidiaries of Marcus Cable began to receive management and consulting services from Charter Investment, Inc. under the revised management agreement described below.

     THE REVISED MANAGEMENT AGREEMENT. On February 23, 1999, Charter Investment, Inc. entered into a revised management agreement with Charter Operating, which was amended and restated as of March 17, 1999. Upon the closing of Charter Operating's credit facilities on March 18, 1999, our previous management agreements and the management consulting agreement with Marcus Cable terminated and the revised management agreement became operative. Under the revised management agreement, Charter Investment, Inc. agreed to manage the operations of the cable television systems owned by Charter Operating's subsidiaries, as well as any cable television systems Charter Operating subsequently acquires. The term of the revised management agreement is ten years.

     The revised management agreement provided that Charter Operating would pay Charter Investment, Inc. a management fee equal to its actual costs to provide these services and a management fee of 3.5% of gross revenues. Gross revenues include all revenues from the operation of Charter Operating's cable systems, including, without limitation, subscriber payments, advertising revenues, and revenues from other services provided by Charter Operating's cable systems. Gross revenues do not include interest income or income from investments unrelated to our cable systems.

     Payment of the management fee to Charter Investment, Inc. is permitted under Charter Operating's current credit facilities, but ranks below Charter Operating's payment obligations under its credit facilities. In the event any portion of the management fee due and payable is not paid by Charter Operating, it is deferred and accrued as a liability. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid. As of December 31, 1999, no interest had accrued.

     Pursuant to the terms of the revised management agreement, Charter Operating agreed to indemnify and hold harmless Charter Investment, Inc. and its shareholders, directors, officers and employees. This indemnity extends to any and all claims or expenses, including reasonable attorneys' fees, incurred by them in connection with any action not constituting gross negligence or willful misconduct taken by them in good faith in the discharge of their duties to Charter Operating.

     The total management fees, including expenses, earned by Charter Investment, Inc. under all management agreements were as follows:

                                                                           TOTAL FEES
YEAR                                                          FEES PAID      EARNED
----                                                          ---------    ----------
                                                                  (IN THOUSANDS)
Year Ended December 31, 1999................................  $ 48,528      $ 54,330
Year Ended December 31, 1998................................    17,073        27,500
Year Ended December 31, 1997................................    14,772        20,290
Year Ended December 31, 1996................................    11,792        15,443

     As of December 31, 1999, approximately $25.4 million remains unpaid under all management agreements.

     ASSIGNMENT AND AMENDMENT OF REVISED CHARTER OPERATING MANAGEMENT
AGREEMENT. On November 12, 1999, Charter Investment, Inc. assigned to Charter Communications, Inc. all of its rights and obligations under the revised Charter Operating management agreement. In connection with the assignment, the revised Charter Operating management agreement was amended to eliminate the 3.5% management fee. Under the amended agreement, Charter Communications, Inc. is entitled to reimbursement from Charter Operating for all of its expenses, costs, losses, liabilities and damages paid or incurred by it in connection with the performance of its services under the amended agreement, with no cap on the amount of reimbursement.

     MANAGEMENT AGREEMENT WITH CHARTER COMMUNICATIONS, INC. On November 12, 1999, Charter Communications, Inc. entered into a management agreement with Charter Communications Holding Company. Under this agreement, Charter Communications, Inc. manages and operates the cable television systems owned or to be acquired by Charter Communications Holding Company and its subsidiaries, to the extent such cable systems are not subject to management agreements between Charter Communications, Inc. and specific subsidiaries of Charter Communications Holding Company.

     The terms of this management agreement are substantially similar to the terms of the Charter Operating management agreement. Charter Communications, Inc. is entitled to reimbursement from Charter Communications Holding Company for all expenses, costs, losses, liabilities and damages paid or incurred by Charter Communications, Inc. in connection with the performance of its services, which expenses will include any fees Charter Communications, Inc. is obligated to pay under the mutual services agreement described below. There is no cap on the amount of reimbursement to which Charter Communications, Inc. is entitled.

     MUTUAL SERVICES AGREEMENT WITH CHARTER INVESTMENT, INC. Charter Communications, Inc. has only thirteen employees, all of whom are also executive officers of Charter Investment, Inc. Effective November 12, 1999, Charter Communications, Inc. and Charter Investment, Inc. entered into a mutual services agreement pursuant to which each entity provides services to the other as may be reasonably requested in order to manage Charter Communications Holding Company and to manage and operate the cable systems owned by its subsidiaries, including Charter Holdings. In addition, officers of Charter Investment, Inc. also serve as officers of Charter Communications, Inc. The officers and employees of each entity are available to the other to provide the services described above. All expenses and costs incurred with respect to the services provided are paid by Charter Communications, Inc. Charter Communications, Inc. will indemnify and hold harmless Charter Investment, Inc. and its directors, officers and employees from and against any and all claims that may be made against any of them in connection with the mutual services agreement except due to its or their gross negligence or willful misconduct. The term of the mutual services agreement is ten years, commencing on November 12, 1999, and the agreement may be terminated at any time by either party upon thirty days' written notice to the other.

     FALCON MANAGEMENT AGREEMENT. On November 12, 1999, Falcon Cable Communications, a parent company of the Falcon operating companies, entered into a management consulting agreement with Charter Communications, Inc. pursuant to which Charter Communications, Inc. agreed to provide certain management and consulting services to Falcon and its subsidiaries. The term of the management agreement is ten years. The management agreement provides that Falcon will pay Charter Communications, Inc. a management fee equal to its actual costs to provide these services but limited to 5% of gross revenues.

     Gross revenues include all revenues from the operation of Falcon's cable systems, including, without limitation, subscriber payments, advertising revenues, and revenues from other services provided by Falcon's cable systems. Gross revenues do not include interest income or income from investments unrelated to cable systems.

     Payment of the management fee is permitted under Falcon's current credit facilities, but ranks below Falcon's senior debt and shall not be paid except to the extent allowed under the Falcon credit facilities. In the event any portion of the management fee due and payable is not paid by Falcon, it is deferred and accrued as a liability. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

     FANCH MANAGEMENT AGREEMENT. On November 12, 1999, CC VI Operating Company, LLC, the parent company of the Fanch operating companies, entered into a management consulting agreement with Charter Communications, Inc. pursuant to which Charter Communications, Inc. agreed to provide certain management and consulting services to Fanch and its subsidiaries. The term of the management agreement is ten years. The management agreement provides that Fanch will pay Charter Communications, Inc. a management fee equal to its actual costs to provide these services but limited to 5% of gross revenues.

     Gross revenues include all revenues from the operation of Fanch's cable systems, including, without limitation, subscriber payments, advertising revenues, and revenues from other services provided by Fanch's cable systems. Gross revenues do not include interest income or income from investments unrelated to cable systems.

     Payment of the management fee is permitted under Fanch's current credit facilities, but ranks below Fanch's senior debt and shall not be paid except to the extent allowed under the Fanch credit facilities. In the event any portion of the management fee due and payable is not paid by Fanch, it is deferred and accrued as a liability. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

     AVALON MANAGEMENT ARRANGEMENT. Under the Avalon limited liability company agreements, Charter Communications, Inc. agreed to provide certain management and consulting services to CC Michigan, CC New England and their subsidiaries. Under these arrangements, CC Michigan and CC New England will pay Charter Communications, Inc. a management fee equal to their actual costs to provide these services but limited to 2% of gross revenues.

     Gross revenues include all revenues from the operation of the Avalon cable systems, including, without limitation, subscriber payments, advertising revenues, and revenues from other services provided by Avalon's cable systems. Gross revenues do not include interest income or income from investments unrelated to cable systems.

     Payment of the management fee is permitted under the current credit facilities of CC Michigan and CC New England, but ranks below the senior debt of such companies and shall not be paid except to the extent allowed under such credit facilities. In the event any portion of the management fee due and payable is not paid by CC Michigan or CC New England, it is deferred and accrued as a liability. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

     BRESNAN MANAGEMENT AGREEMENT. On February 14, 2000, CC VIII Operating LLC, parent of the Bresnan cable systems, and several wholly owned subsidiaries, entered into a management consulting agreement with Charter Communications, Inc. pursuant to which Charter Communications, Inc. agreed to provide certain management and consulting services to the Bresnan cable systems. The management agreement provides that Bresnan will pay Charter Communications, Inc. a management fee equal to its actual cost to provide these services without limitation as to the amount. The term of the management agreement is ten years.

     Payment of the management fee is permitted under the Bresnan credit facilities, but shall not be paid except to the extent allowed under the Bresnan credit facilities. In the event that any portion of the management fee due and payable is not paid by Bresnan, it is deferred and accrued as a liability. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

CONSULTING AGREEMENT

     On March 10, 1999, Charter Holdings entered into a consulting agreement with Vulcan Northwest and Charter Investment, Inc. Pursuant to the terms of the consulting agreement, Charter Holdings retained Vulcan Northwest and Charter Investment, Inc. to provide advisory, financial and other consulting services with respect to acquisitions of the business, assets or stock of other companies by Charter Holdings or by any of its affiliates. Such services include participation in the evaluation, negotiation and implementation of these acquisitions. The agreement expires on December 31, 2000, and automatically renews for successive one-year terms unless otherwise terminated.

     All reasonable out-of-pocket expenses incurred by Vulcan Northwest and Charter Investment, Inc. are Charter Holdings' responsibility and must be reimbursed. Charter Holdings must also pay Vulcan Northwest and Charter Investment, Inc. a fee for their services rendered for each acquisition made by Charter Holdings or any of its affiliates. This fee equals 1% of the aggregate value of such acquisition. Neither Vulcan Northwest nor Charter Investment, Inc. received or will receive a fee in connection with the American Cable, Renaissance, Greater Media, Helicon, Vista, Cable Satellite, InterMedia, Rifkin, Avalon, Falcon, Fanch and Bresnan acquisitions. No such fee is or would be payable to either Vulcan Northwest or Charter Investment, Inc. in connection with the Swap Transaction if that transaction is completed. Charter Holdings has also agreed to indemnify and hold harmless Vulcan Northwest and Charter Investment, Inc., and their respective officers, directors, stockholders, agents, employees and affiliates, for all claims, actions, demands and expenses that arise out of this consulting agreement and the services they provide to Charter Holdings.

     Mr. Allen owns 100% of Vulcan Northwest and is the Chairman of the board. William D. Savoy, another of Charter Communications, Inc.'s directors, is the President and a director of Vulcan Northwest.

TRANSACTIONS WITH MR. ALLEN

     On December 21, 1998, Mr. Allen contributed approximately $431 million to Charter Investment, Inc. and received non-voting common stock of Charter Investment, Inc. Such non-voting common stock was converted to voting common stock on December 23, 1998.

     On December 23, 1998, Mr. Allen contributed approximately $1.3 billion to Charter Investment, Inc. and received voting common stock of Charter Investment, Inc. Additionally, Charter Investment, Inc. borrowed approximately $6.2 million in the form of a bridge loan from Mr. Allen. This bridge loan was contributed by Mr. Allen to Charter Investment, Inc. in March 1999. No interest on such bridge loan was accrued or paid by Charter Investment, Inc. On the same date, Mr. Allen also contributed approximately $223.5 million to Vulcan Cable II, Inc., a company owned by Mr. Allen. Vulcan II was merged with and into Charter Investment, Inc.

     On January 5, 1999, Charter Investment, Inc. borrowed approximately $132.2 million in the form of a bridge loan from Mr. Allen. This bridge loan was contributed by Mr. Allen to Charter Investment, Inc. in March 1999. No interest on such bridge loan was accrued or paid by Charter Investment, Inc. On the same date, Mr. Allen also acquired additional voting common stock of Charter Investment, Inc. from Jerald L. Kent, Howard L. Wood and Barry L. Babcock for an aggregate purchase price of approximately $176.7 million.

     On January 11, 1999, Charter Investment, Inc. borrowed $25 million in the form of a bridge loan from Mr. Allen. This bridge loan was contributed by Mr. Allen to Charter Investment, Inc. in March 1999. No interest on such bridge loan was accrued or paid by Charter Investment, Inc.

     On March 16, 1999, Charter Investment, Inc. borrowed approximately $124.8 million in the form of a bridge loan from Mr. Allen. This bridge loan was contributed by Mr. Allen to Charter Investment, Inc. in March 1999. No interest on such bridge loan was accrued or paid by Charter Investment, Inc.

     The $431 million contribution was used to redeem stock of certain shareholders in Charter Investment, Inc. The $1.3 billion and $223.5 million contributions by Mr. Allen were used by Charter Investment, Inc. to purchase the remaining interest in CCA Group and CharterComm Holdings. All other contributions to Charter Investment, Inc. by Mr. Allen were used in operations of Charter Investment, Inc. and were not contributed to Charter Holdings.

     On August 10, 1999, Vulcan Cable III Inc. purchased 24.1 million Charter Communications Holding Company membership units for $500 million. On September 22, 1999, Mr. Allen, through Vulcan Cable III Inc., contributed an additional $825 million, consisting of approximately $644.3 million in cash and approximately $180.7 million in equity interests in Rifkin that Vulcan Cable III Inc. had acquired in the Rifkin acquisition in exchange for 39.8 million Charter Communications Holding Company membership units. Charter Communications Holding Company in turn contributed the cash and equity interests to Charter Holdings.

     As part of the membership interests purchase agreement, Vulcan Ventures Incorporated, Charter Communications, Inc., Charter Investment, Inc. and Charter Communications Holding Company entered into an agreement on September 21, 1999 regarding the right of Vulcan Ventures to use up to eight of our digital cable channels. Specifically, we will provide Vulcan Ventures with exclusive rights for carriage of up to eight digital cable television programming services or channels on each of the digital cable television systems with local control of the digital product now or hereafter owned, operated, controlled or managed by us of 550 megahertz or more. If the system offers digital services but has less than 550 megahertz of capacity, then the programming services will be equitably reduced. Upon request of Vulcan Ventures, we will attempt to reach a comprehensive programming agreement pursuant to which we will pay the programmer, if possible, a fee per digital subscriber. If such fee arrangement is not achieved, then we and the programmer shall enter into a standard programming agreement. We believe that this transaction is on terms at least as favorable to us as Mr. Allen would negotiate with other cable operators.

     In November 1999, in connection with Charter Communications, Inc.'s initial public offering, Mr. Allen, through Vulcan Cable III Inc., purchased $750 million of membership units of Charter Communications Holding Company at a per membership unit price equal to the net initial public offering price.

     During the second and third quarters of 1999, one of our subsidiaries sold interests in several airplanes to Mr. Allen for approximately $8 million. We believe that the purchase price paid by Mr. Allen for these interests was the fair market price.

ALLOCATION OF BUSINESS OPPORTUNITIES WITH MR. ALLEN

     As described under "-- Business Relationships," Mr. Allen and a number of his affiliates have interests in various entities that provide services or programming to a number of our subsidiaries. Given the diverse nature of Mr. Allen's investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter Communications Holding Company and Charter Communications, Inc., under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to, engage in any business transaction outside the cable transmission business except for the joint venture with Broadband Partners and incidental businesses engaged in as of the closing of the initial public offering of Charter Communications, Inc. This restriction will remain in effect until all of the shares of Charter Communications, Inc.'s high-vote Class B common stock have been converted into shares of Class A common stock due to Mr. Allen's equity ownership falling below specified threshholds.

     Should Charter Communications, Inc. or Charter Communications Holding Company wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to do so and consents to Charter Communications, Inc., Charter Communications Holding Company or any of their subsidiaries engaging in the business transaction, it will be able to do so. In any such case, the restated certificate of incorporation and the limited liability company agreement of Charter Communications, Inc. and Charter Communications Holding Company would be amended accordingly to appropriately modify the current restrictions on their ability to engage in any business other than the cable transmission business. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable television systems owned, operated or managed by Charter Communications, Inc., Charter Communications Holding Company or any of their subsidiaries from time to time. The businesses of RCN Corporation, a company in which Mr. Allen has made a significant investment, are not considered cable transmission businesses under these provisions. See "-- Business Relationships -- RCN Corporation."

     Under Delaware corporate law, each director of Charter Communications, Inc., including Mr. Allen, is generally required to present to Charter Communications, Inc. any opportunity he or she may have to acquire any cable transmission business or any company whose principal business is the ownership, operation or management of cable transmission businesses so that we may determine whether we wish to pursue such opportunities. However, Mr. Allen and the other directors generally will not have an obligation to present to Charter Communications, Inc. other business opportunities and they may exploit such opportunities for their own account.

ASSIGNMENTS OF ACQUISITIONS

     On January 1, 1999, Charter Investment, Inc. entered into a membership purchase agreement with ACEC Holding Company, LLC for the acquisition of American Cable. On February 23, 1999, Charter Investment, Inc. assigned its rights and obligations under this agreement to one of our subsidiaries, Charter Communications Entertainment II, LLC, effective as of March 8, 1999, or such earlier date as mutually agreed to by the parties. The acquisition of American Cable was completed in May 1999.

     On February 17, 1999, Charter Investment, Inc. entered into an asset purchase agreement with Greater Media, Inc. and Greater Media Cablevision, Inc. for the acquisition of the Greater Media systems. On February 23, 1999, Charter Investment, Inc. assigned its rights and obligations under this agreement to one of our subsidiaries, Charter Communications Entertainment I, LLC. The acquisition of the Greater Media systems was completed in June 1999.

     On April 26, 1999, Charter Investment, Inc. entered into a purchase and sale agreement with InterLink Communications Partners, LLLP and the other sellers listed on the signature pages of the agreement. On June 30, 1999, Charter Investment, Inc. assigned its rights and obligations under this agreement to Charter Operating. The acquisition contemplated by these agreements was completed in September 1999.

     On April 26, 1999, Charter Investment, Inc. entered into a purchase and sale agreement with Rifkin Acquisition Partners L.L.L.P and the other sellers listed on the signature pages of the agreement. On June 30, 1999, Charter Investment, Inc. assigned its rights and obligations under this agreement to Charter Operating. The acquisition contemplated by these agreements was completed in September 1999.

     On April 26, 1999, Charter Investment, Inc. entered into the RAP indemnity agreement with InterLink Communications Partners, LLLP and the other sellers and InterLink partners listed on the signature pages of the agreement. On June 30, 1999, Charter Investment, Inc. assigned its rights and obligations under this agreement to Charter Operating.

     In May 1999, Charter Investment, Inc. entered into the Falcon purchase agreement. As of June 22, 1999, pursuant to the first amendment to the Falcon purchase agreement, Charter Investment, Inc. assigned its rights under the Falcon purchase agreement to Charter LLC, a subsidiary of Charter Communications Holding Company.

     In May 1999, Charter Investment, Inc. entered into the Fanch purchase agreement. On September 21, 1999, Charter Investment, Inc. assigned its rights and obligations to purchase stock interests under this agreement to Charter Communications Holding Company and its rights and obligations to purchase partnership interests and assets under this agreement to Charter Communications VI, LLC, an indirect wholly owned subsidiary of Charter Communications Holding Company.

     In December 1999, Charter Communications Holding Company entered into contribution and sale agreements with three of its indirect subsidiaries. In these agreements, Charter Communications Holding Company transferred to us the equity interests it held in the entities that owned Fanch, Falcon and Avalon Cable Systems.

     In June 1999, Charter Communications Holding Company entered into the Bresnan purchase agreement. In February 2000, Charter Communications Holding Company assigned its rights under the Bresnan purchase agreement to purchase certain assets to us and we accepted such assignment and assumed all obligations of Charter Communications Holding Company under the Bresnan purchase agreement.

INTERCOMPANY LOANS

     In November 1999, Charter Communications Holding Company loaned $856 million to Charter Operating, maturing March 18, 2009. As of December 31, 1999, the loan bore interest at a rate of 7.82% per year. In January 2000, Charter Communications Holding Company loaned an additional $66 million to Charter Operating, maturing March 18, 2009 with an interest rate of 7.79%. In February 2000, Charter Operating repaid $540 million. Accordingly, $382 million remained outstanding as of February 29, 2000.

     In November 1999, Charter Communications Holding Company loaned $21 million to CC VI Operating Company, LLC, maturing November 30, 2009. The funds were used by CC VI Operating Company to pay down a portion of amounts outstanding under the Fanch credit facilities. Effective December 31, 1999, Charter Communications Holding Company forgave the amounts outstanding, including accrued and unpaid interest of approximately $314,000, and contributed such amounts to CC VI Holdings, LLC, the parent company of the Fanch companies.

     In November 1999, Charter Communications Holding Company loaned $173.0 million to Falcon Cable Communications, LLC, maturing December 31, 2008. As of December 31, 1999, the loan bore interest at a rate of 7.57% per year. In January 2000, Charter Communications Holding Company loaned an additional $373 million to Falcon Cable Communications with an interest rate of 7.54%. Falcon Cable Communications repaid the entire outstanding balances.

OTHER AGREEMENTS

     Mr. Kent has entered into an employment agreement with Charter Communications, Inc. We have summarized this agreement in "Directors and Executive Officers -- Employment Agreement."

     Effective as of December 23, 1998, Barry L. Babcock entered into an employment agreement with Charter Investment, Inc. for a one-year term with automatic one-year renewals. Under this agreement, Mr. Babcock agreed to serve as Vice Chairman of Charter Investment, Inc. with responsibilities including the government and public relations of Charter Investment, Inc. During the initial term of the agreement, Mr. Babcock was entitled to receive a base salary of $625,000, or such higher rate as may have been determined by the Chief Executive Officer in his discretion. This employment agreement was terminated in October 1999. Pursuant to the termination agreement, Mr. Babcock received an amount equal to his base salary for the remaining month of the term plus a $312,500 bonus. In addition, the options held by Mr. Babcock vested in full.

     Effective as of November 12, 1999, Charter Communications, Inc. entered into a consulting agreement with Mr. Babcock which expires in March 2000. During the term of this agreement, Mr. Babcock receives monthly cash compensation at a rate of $10,000 per month, disability and health benefits and the use of an office and secretarial services, upon request. Charter Communications, Inc. will indemnify and hold harmless Mr. Babcock to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by Mr. Babcock of his duties.

     Effective as of December 23, 1998, Howard L. Wood entered into an employment agreement with Charter Investment, Inc. for a one-year term with automatic one-year renewals. Under this agreement, Mr. Wood agreed to serve as an officer of Charter Investment, Inc. During the initial term of the agreement,

Mr. Wood was entitled to receive a base salary for the remaining month of the term of $312,500, or such higher rate as determined by the Chief Executive Officer in his discretion. In addition, Mr. Wood was eligible to receive an annual bonus to be determined by the board of directors in its discretion. Mr. Wood received a one-time payment as part of his employment agreement of $250,000. Under the agreement, Mr. Wood was entitled to participate in any disability insurance, pension or other benefit plan afforded to employees generally or executives of Charter Investment, Inc. Charter Investment, Inc. agreed to indemnify and hold harmless Mr. Wood to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by Mr. Wood of his duties. Effective on November 12, 1999, this employment agreement ceased to be effective. Mr. Wood received an amount equal to his base salary for the remaining month of the term plus a bonus of $312,500. In addition, the options then held by Mr. Wood vested in full.

     Effective as of November 12, 1999, Charter Communications, Inc. entered into a consulting agreement with Howard L. Wood. In connection with this agreement, Mr. Wood received options to purchase 40,000 membership units of Charter Communications Holding Company, which vested immediately. Upon exercise of such options, the membership units received are immediately exchanged for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis. The consulting agreement has a one-year term with automatic one-year renewals. Under this agreement, Mr. Wood provides consulting services to Charter Communications, Inc. and will also be responsible for such other duties as the Chief Executive Officer determines. During the term of this agreement, Mr. Wood will receive annual cash compensation initially at a rate of $60,000. In addition, Mr. Wood is entitled to receive health benefits as well as use of an office and a full-time secretary. Charter Communications, Inc. will indemnify and hold harmless Mr. Wood to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by him of his duties.

     A company controlled by Mr. Wood occasionally leases to Charter Communications, Inc. and its subsidiaries and affiliates an airplane for business travel. Charter Communications, Inc. or its subsidiaries or affiliates, as applicable, in turn, pay to such company market rates for such use. When Mr. Wood uses the plane for personal matters, Charter Communications, Inc. has agreed to provide, if available, Charter-employed airplane operating personnel. This agreement with Mr. Wood is not in writing.

     In addition, Mr. Wood's daughter, a Vice President of Charter Communications, Inc., received a bonus in the form of a three-year promissory note bearing interest at 7% per year. One-third of the original outstanding principal amount of the note is forgiven as long as she remains employed by Charter Communications, Inc. at the end of each of the first three anniversaries of the issue date in February 1999. The outstanding balance on the note as of February 20, 2000 was $150,000.

     Effective as of May 25, 1999, Marc B. Nathanson entered into a letter agreement with Charter Communications, Inc. for a three-year term. Under this agreement, Mr. Nathanson agreed to serve as Vice-Chairman and as a director of Charter Communications, Inc. During the term of this agreement, Mr. Nathanson will receive a benefit equivalent to $193,197 per year, which amount is being paid by Charter Communications, Inc. to a company controlled by Mr. Nathanson. In addition, Mr. Nathanson is entitled to the rights and benefits provided to other directors of Charter Communications, Inc. Charter Communications, Inc. will indemnify and hold harmless Mr. Nathanson to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by Mr. Nathanson of his duties.

INSURANCE

     Insurance covering our operations and workers' compensation coverage is negotiated by our manager, which was Charter Investment, Inc. prior to November 8, 1999 and thereafter Charter Communications, Inc.

Charter Holdings expensed approximately $13,797,000 for the year ended December 31, 1999, approximately $603,000 for the year ended December 31, 1998, approximately $172,100 for the year ended December 31, 1997, and approximately $108,000, for the year ended December 31, 1996, relating to insurance allocations.

OTHER RELATIONSHIPS

     David L. McCall, Senior Vice President of Operations -- Eastern Division, is a partner in a partnership that leases office space to us. The partnership has received approximately $177,500 pursuant to such lease and related agreements for the year ended December 31, 1999. In addition, approximately $646,000 was paid in 1999 to a construction company controlled by Mr. McCall's brother, Marvin A. McCall.

     In January 1999, Charter Investment, Inc. issued bonuses to executive officers in the form of three-year promissory notes. One-third of the original outstanding principal amount of each of these notes is forgiven, as long as the employee is still employed by Charter Investment, Inc. or any of its affiliates, at the end of each of the first three anniversaries of the issue date. The promissory notes bear interest at 7% per year. Outstanding balances as of February 29, 2000 are as follows:

                    INDIVIDUAL                       AMOUNT
                    ----------                      --------
David G. Barford..................................  $300,000
Mary Pat Blake....................................  $300,000
Eric A. Freesmeier................................  $300,000
Thomas R. Jokerst.................................  $300,000
Kent D. Kalkwarf..................................  $300,000
Ralph G. Kelly....................................  $300,000
David L. McCall...................................  $300,000
John C. Pietri....................................  $150,000
Steven A. Schumm..................................  $600,000
Curtis S. Shaw....................................  $300,000
Stephen E. Silva..................................  $200,000

     Marc B. Nathanson was the Chairman of the board of directors of Falcon Holding Group, Inc., which was the general partner of Falcon Holding Group, L.P. from whom the Falcon cable systems were acquired.

BUSINESS RELATIONSHIPS

     Paul G. Allen or certain affiliates of Mr. Allen own equity interests or warrants to purchase equity interests in various entities which provide a number of our affiliates with services or programming. Among these entities are High Speed Access Corp., WorldGate Communications, Inc., Wink Communications, Inc., ZDTV, L.L.C., USA Networks, Oxygen Media, Inc., Broadband Partners LLC, Go2Net, Inc. and RCN Corporation. These affiliates include Charter Investment, Inc. and Vulcan Ventures, Inc. Mr. Allen owns 100% of the equity of Vulcan Ventures, and is its Chief Executive Officer. Mr. Savoy is also a Vice President and a director of Vulcan Ventures. The various cable, Internet and telephony companies that Mr. Allen has invested in may mutually benefit one another. The Broadband Partners Internet portal joint venture announced in the fourth quarter of 1999 is an example of a cooperative business relationship among his affiliated companies. We can give no assurance, nor should you expect, that this joint venture will be successful, that we will realize any benefits from this or other relationships with Mr. Allen's affiliated companies or that we will enter into any joint ventures or business relationships in the future with Mr. Allen's affiliated companies.

     Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of us and our business. We cannot assure you that, in the event that we or any of our subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to us as terms we might have obtained from an unrelated third party. Also, conflicts could arise with respect to the allocation of corporate opportunities between us and Mr. Allen and his affiliates.

     We have not instituted any formal plan or arrangement to address potential conflicts of interest.

     HIGH SPEED ACCESS. High Speed Access is a provider of high-speed Internet access over cable modems. In November 1998, Charter Investment, Inc. entered into a systems access and investment agreement with

Vulcan Ventures and High Speed Access and a related network services agreement with High Speed Access. Additionally, Vulcan Ventures and High Speed Access entered into a programming content agreement. Charter Investment Inc.'s rights and obligations under these agreements were assigned by Charter Investment, Inc. to Charter Communications Holding Company upon closing of Charter Communications, Inc's initial public offering. Under these agreements, High Speed Access will have exclusive access to at least 750,000 of our homes with an installed cable drop from our cable system or which is eligible for a cable drop by virtue of our cable system passing the home. The term of the systems access and investment agreement continues until midnight of the day High Speed Access ceases to provide High Speed Access services to cable subscribers in any geographic area or region. The term of the network services agreement is, as to a particular cable system, five years from the date revenue billing commences for that cable system. Following the five year initial term, the network services agreement automatically renews itself on a year-to-year basis. Additionally, Charter Communications Holding Company can terminate High Speed Access' exclusivity rights, on a system-by-system basis, if High Speed Access fails to meet performance benchmarks or otherwise breaches the agreements including their commitment to provide content designated by Vulcan Ventures. The programming content agreement is effective until terminated for any breach and will automatically terminate upon the expiration of the systems access and investment agreement. During the term of the agreements, High Speed Access has agreed not to deploy WorldGate, Web TV, digital television or related products in the market areas of any committed system or in any area in which we operate a cable system. All of Charter Communications Holding Company's operations take place at the subsidiary level and it is as subsidiaries of Charter Communications Holding Company that we derive our rights and obligations with respect to High Speed Access. Under the terms of the network services agreement, we split revenue with High Speed Access based on set percentages of gross revenues in each category of service. The programming content agreement provides each of Vulcan Ventures and High Speed Access with a license to use certain content and materials of the other on a non-exclusive, royalty-free basis. Operations began in the first quarter of 1999. Net receipts from High Speed Access for the year ended December 31, 1999 were approximately $461,000.

     Concurrently with entering into these agreements, High Speed Access issued 8 million shares of series B convertible preferred stock to Vulcan Ventures at a purchase price of $2.50 per share. Vulcan Ventures also subscribed to purchase
2.5 million shares of series C convertible preferred stock, at a purchase price of $5.00 per share on or before November 25, 2000, and received an option to purchase an additional 2.5 million shares of series C convertible preferred stock at a purchase price of $5.00 per share. In April 1999, Vulcan Ventures purchased the entire 5 million shares of series C convertible preferred stock for $25 million in cash. The shares of series B and series C convertible preferred stock issued to Vulcan Ventures automatically converted at a price of $3.23 per share into 20.15 million shares of common stock upon completion of High Speed Access' initial public offering in June 1999.

     Additionally, High Speed Access granted Vulcan Ventures warrants to purchase up to 5,006,500 shares of common stock at a purchase price of $5.00 per share. These warrants were converted to warrants to purchase up to 7,750,000 shares of common stock at a purchase price of $3.23 per share upon completion of High Speed Access' initial public offering. The warrants were subsequently assigned to Charter Communications Holding Company. The warrants are exercisable at the rate of 1.55 shares of common stock for each home passed in excess of 750,000. On or before July 31, 2001 3.875 million warrants may be earned. These warrants must be exercised on or before July 31, 2002. In addition, 3.875 million warrants may be earned on or before July 31, 2003 and must be exercised on or before July 31, 2004. The warrants may be forfeited in certain circumstances, generally if the number of homes passed in a committed system is reduced.

     In May 1999, Charter Investment, Inc. and High Speed Access entered into a limited service agreement which reduced the number of warrants issued per home passed in exchange for a reduction in the revenue share per end user and a more beneficial cost sharing arrangement for High Speed Access in certain specified cable systems. Under the terms of this limited service agreement, Charter Communications Holding Company will earn only one warrant per every three homes passed if it commits systems totaling less than 1 million homes passed, and one warrant for every two homes passed if the systems total 1 million or more homes passed.

     Jerald L. Kent, our President and Chief Executive Officer and a director of the issuers of the notes and of Charter Communications Holding Company and Charter Communications, Inc. Stephen E. Silva, our Senior Vice
President -- Corporate Development and Technology, and Mr. Savoy, a member of the boards of directors of Charter Holdings, Charter Communications Holding Company and Charter Communications, Inc. are all members of the board of directors of High Speed Access Corp.

     WORLDGATE. WorldGate is a provider of Internet access through cable television systems. On November 7, 1997, Charter Investment, Inc. signed an affiliation agreement with WorldGate pursuant to which WorldGate's services will be offered to some of our customers. This agreement was assigned by Charter Investment, Inc. to Charter Communications Holding Company upon the closing of Charter Communications, Inc.'s initial public offering. The term of the agreement is five years unless terminated by either party for failure of the other party to perform any of its obligations or undertakings required under the agreement. The agreement automatically renews for additional successive two-year periods upon expiration of the initial five-year term. All of Charter Communications Holding Company's operations take place at the subsidiary level and it is as subsidiaries of Charter Communications Holding Company that we derive our rights and obligations with respect to WorldGate. Pursuant to the agreement, we have agreed to use our reasonable best efforts to deploy the WorldGate Internet access service within a portion of our cable television systems and to install the appropriate headend equipment in all of our major markets in those systems. Major markets for purposes of this agreement include those in which we have more than 25,000 customers. We incur the cost for the installation of headend equipment. In addition, we have agreed to use our reasonable best efforts to deploy such service in all non-major markets that are technically capable of providing interactive pay-per-view service, to the extent we determine that it is economically practical. When WorldGate has a telephone return path service available, we will, if economically practical, use all reasonable efforts to install the appropriate headend equipment and deploy the WorldGate service in our remaining markets. Telephone return path service is the usage of telephone lines to connect to the Internet to transmit data or receive data. We have also agreed to market the WorldGate service within our market areas. We pay a monthly subscriber access fee to WorldGate based on the number of subscribers to the WorldGate service. We have the discretion to determine what fees, if any, we will charge our subscribers for access to the WorldGate service. We started offering WorldGate service in 1998. For the year ended December 31, 1999, we paid to WorldGate approximately $1,661,000. For the year ended December 31, 1998, we paid to WorldGate approximately $276,000. We charged our subscribers approximately $263,000 for the year ended December 31, 1999, and approximately $22,000 for the year ended December 31, 1998.

     On November 24, 1997, Charter Investment, Inc. acquired 70,423 shares of WorldGate's series B preferred stock at a purchase price of $7.10 per share. These shares of WorldGate's series B preferred stock were assigned to Charter Communications Holding Company upon the closing of Charter Communications Inc.'s initial public offering. On February 3, 1999, a subsidiary of Charter Holdings acquired 90,909 shares of series C preferred stock at a purchase price of $11.00 per share. As a result of a stock split and WorldGate's initial public offering, each share of series B preferred stock converted into two-thirds of a share of WorldGate's common stock, and each share of series C preferred stock converted into two-thirds of a share of WorldGate's common stock.

     WINK. Wink offers an enhanced broadcasting system that adds interactivity and electronic commerce opportunities to traditional programming and advertising. Viewers can, among other things, find news, weather and sports information on-demand and order products through use of a remote control. On October 8, 1997, Charter Investment, Inc. signed a cable affiliation agreement with Wink to deploy this enhanced broadcasting technology in our systems.

     This agreement was assigned by Charter Investment, Inc. to Charter Communications Holding Company upon the closing of Charter Communications, Inc.'s initial public offering. The term of the agreement is three years. Either party has the right to terminate the agreement for the other party's failure to comply with any of its respective material obligations under the agreement. All of Charter Communications Holding Company's operations take place at the subsidiary level and it is as subsidiaries of Charter Communications Holding Company that we derive our rights and obligations with respect to Wink. Pursuant to the agreement, Wink granted us the non-exclusive license to use their software to deliver the enhanced broadcasting to all of our cable systems. We pay a fixed monthly license fee to Wink. We also supply all server hardware required for deployment of Wink services. In addition, we agreed to promote and market the Wink service to our customers within the area of each system in which such service is being provided. We share in the revenue Wink generates from all fees collected by Wink for transactions generated by our customers. The amount of revenue shared is based on the number of transactions per month. As of December 31, 1999, no revenue or expenses have been recognized as a result of this agreement.

     On November 30, 1998, Vulcan Ventures acquired 1,162,500 shares of Wink's series C preferred stock for approximately $9.3 million. In connection with such acquisition, Wink issued to Vulcan Ventures warrants to purchase shares of common stock. Additionally, Microsoft Corporation, of which Mr. Allen is a director, owns an equity interest in Wink.

     ZDTV. ZDTV operates a cable television channel which broadcasts shows about technology and the Internet. Pursuant to a carriage agreement which Charter Communications Holding Company intends to enter into with ZDTV, ZDTV has agreed to provide us with programming for broadcast via our cable television systems at no cost. The term of the proposed carriage agreement, with respect to each of our cable systems, is from the date of launch of ZDTV on that cable system until April 30, 2008. The carriage agreement grants us a limited non-exclusive right to receive and to distribute ZDTV to our subscribers in digital or analog format. The carriage agreement does not grant us the right to distribute ZDTV over the Internet. We pay a monthly subscriber fee to ZDTV for the ZDTV programming based on the number of our subscribers subscribing to ZDTV. Additionally, we agreed to use commercially reasonable efforts to publicize the programming schedule of ZDTV in each of our cable systems that offers or will offer ZDTV. Upon reaching a specified threshold number of ZDTV subscribers, then, in the event ZDTV inserts any informercials, advertorials and/or home shopping into in the ZDTV programming, we receive from ZDTV a percentage of net product revenues resulting from our distribution of these services. ZDTV may not offer its services to any other cable operator which serves the same or fewer number of subscribers at a more favorable rate or on more favorable carriage terms.

     On February 5, 1999, Vulcan Programming acquired an approximate one-third interest in ZDTV. Mr. Allen owns 100% of Vulcan Programming. Mr. Savoy is the president and director of Vulcan Programming. The remaining approximate two-thirds interest in ZDTV is owned by Ziff-Davis Inc. Vulcan Ventures owns approximately 3% of the interests in Ziff-Davis. The total current investment made by Vulcan Programming and Vulcan Ventures is $104 million. On November 19, 1999, Vulcan Ventures announced that it would acquire an additional 64% in ZDTV for $204.8 million bringing its interest in ZDTV to 97%. The remaining 3% of ZDTV would be owned by its management and employees. The purchase was completed on January 21, 2000.

     USA NETWORKS. USA Networks operates USA Network and The Sci-Fi Channel, which are cable television networks. USA Networks also operates Home Shopping Network, which is a retail sales program available via cable television systems. On May 1, 1994, Charter Investment, Inc. signed an affiliation agreement with USA Networks.

     This agreement was assigned by Charter Investment, Inc. to Charter Communications Holding Company upon the closing of Charter Communications, Inc.'s initial public offering. Pursuant to this affiliation agreement, USA Networks has agreed to provide their programming for broadcast via our cable television systems. The term of the affiliation agreement is until December 30, 1999. The affiliation agreement grants us the nonexclusive right to cablecast the USA Network programming service. We pay USA Networks a monthly fee for the USA Network programming service based on the number of subscribers in each of our systems and the number and percentage of such subscribers receiving the USA Network programming service. Additionally, we agreed to use best efforts to publicize the schedule of the USA Network programming service in the television listings and program guides which we distribute. We have paid to USA Networks for programming approximately $16,740,000 for the year ended December 31, 1999, approximately $556,000 for the year ended December 31, 1998, approximately $204,000 for the year ended December 31, 1997, and approximately $134,000 for the year ended December 31, 1996. In addition, we received commissions from Home Shopping Network for sales generated by our customers totaling approximately

$1,826,000 for the year ended December 31, 1999, approximately $121,000 for the year ended December 31, 1998, approximately $62,000 for the year ended December 31, 1997, and approximately $35,000 for the year ended December 31, 1996.

     Mr. Allen and Mr. Savoy are also directors of USA Networks. As of August 1999, Mr. Allen owned approximately 9.4% and Mr. Savoy owned less than 1% of the capital stock of USA Networks.

     OXYGEN MEDIA, INC. Oxygen Media provides content aimed at the female audience for distribution over the Internet and cable television systems. Vulcan Ventures invested $50 million in 1999 in Oxygen Media. In addition, Charter Communications Holding Company plans to enter into a carriage agreement with Oxygen Media pursuant to which we will carry Oxygen Media programming content on certain of our cable systems. Nancy B. Peretsman, a director of Charter Communications, Inc., serves on the board of directors of Oxygen Media. Mr. Allen owns an approximate 7% interest in Oxygen.

     BROADBAND PARTNERS, INC. Charter Communications, Inc. has entered into a joint venture with Vulcan Ventures and Go2Net to provide broadband portal services. See "Business -- Products and Services." Mr. Allen owns approximately 33% of the outstanding equity of Go2Net. Mr. Savoy, a director of Charter Communications, Inc., is also a director of Go2Net.

     RCN CORPORATION. On October 1, 1999, Vulcan Ventures entered into an agreement to purchase shares of convertible preferred stock of RCN Corporation for an aggregate purchase price of approximately $1.65 billion. If Vulcan Ventures immediately converts the RCN preferred stock it has agreed to purchase into common stock, it will own 27.4% of RCN when combined with the common stock that Vulcan Ventures already owns. None of Charter Communications, Inc., Charter Communications Holding Company, Charter Holdings or their respective stockholders, members or subsidiaries, other than Vulcan Ventures, has any interest in the RCN investment and none of them is expected to have any interest in any subsequent investment in RCN that Vulcan Ventures may make. Charter Communications, Inc.'s certificate of incorporation and Charter Communications Holding Company's limited liability company agreement provide that the businesses of RCN are not deemed to be "cable transmission businesses."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report:

     (1)  Financial Statements.

        A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this Annual Report.

     (2)  Financial Statement Schedules.

        No financial statement schedules are required to be filed by Items 8 and 14(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

     (3) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

(b) Reports on Form 8-K

     (1) Filed September 29, 1999 to announce the completion of the Rifkin acquisition by one of our subsidiaries and the related issuance of membership units of our parent company.

     (2) Filed October 18, 1999 to announce the completion of the InterMedia acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charter Communications Holdings, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   CHARTER COMMUNICATIONS HOLDINGS, LLC,
                                   a registrant

                                         By: CHARTER COMMUNICATIONS, INC.,
                                          sole manager

                                         By: /s/ JERALD L. KENT
                                          --------------------------------------
                                          Name: Jerald L. Kent
                                          Title:   President and
                                               Chief Executive Officer

March 28, 2000

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charter Communications Holdings Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHARTER COMMUNICATIONS
                                   HOLDINGS CAPITAL CORPORATION,
                                   a registrant

                                         By: /s/ JERALD L. KENT
                                          --------------------------------------
                                          Jerald L. Kent
                                          President and
                                          Chief Executive Officer

Date: March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated with Charter Communications, Inc., the Manager of Charter Communications Holdings, LLC, and/or with Charter Communications Holdings Capital Corporation, as indicated.

                SIGNATURE                                          TITLE                               DATE
                ---------                                          -----                               ----

/s/ PAUL G. ALLEN                           Director, Charter Communications, Inc.               March 28, 2000
------------------------------------------
Paul G. Allen

/s/ WILLIAM D. SAVOY                        Director, Charter Communications, Inc.               March 28, 2000
------------------------------------------
William D. Savoy

/s/ JERALD L. KENT                          President, Chief Executive Officer and Director      March 28, 2000
------------------------------------------  (Principal Executive Officer), Charter
Jerald L. Kent                              Communications, Inc. and Charter Communications
                                            Holdings Capital Corporation

/s/ NANCY B. PERETSMAN                      Director, Charter Communications, Inc.               March 28, 2000
------------------------------------------
Nancy B. Peretsman

/s/ MARC B. NATHANSON                       Director, Charter Communications, Inc.               March 28, 2000
------------------------------------------
Marc B. Nathanson

/s/ RONALD L. NELSON                        Director, Charter Communications, Inc.               March 28, 2000
------------------------------------------
Ronald L. Nelson

/s/ HOWARD L. WOOD                          Director, Charter Communications, Inc.               March 28, 2000
------------------------------------------
Howard L. Wood

/s/ KENT D. KALKWARF                        Senior Vice President and Chief Financial Officer    March 28, 2000
------------------------------------------  (Principal Financial Officer and Principal
Kent D. Kalkwarf                            Accounting Officer), Charter Communications, Inc.
                                            and Charter Communications Holdings Capital
                                            Corporation

                                 EXHIBIT INDEX

  EXHIBIT                            DESCRIPTION
  -------                            -----------
 1.1         Purchase Agreement, dated as of January 6, 2000 by and among
             Charter Communications Holdings, LLC, Charter Communications
             Capital Corporation and Goldman, Sachs & Co., Chase
             Securities Inc., FleetBoston Robertson Stephens Inc.,
             Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan
             Stanley & Co. Incorporated, Morgan Stanley & Co.
             Incorporated, TD Securities (USA) Inc., First Union
             Securities, Inc., PNC Capital Markets, Inc. and SunTrust
             Equitable Securities Corporation(22)
 2.1         Merger Agreement, dated March 31, 1999, by and between
             Charter Communications Holdings, LLC and Marcus Cable
             Holdings, LLC(1)
 2.2(a)      Membership Purchase Agreement, dated as of January 1, 1999, by and between ACEC Holding Company, LLC and Charter
             Communications, Inc. (now called Charter Investment,
             Inc.)(2)
 2.2(b)      Assignment of Membership Purchase Agreement, dated as of
             February 23, 1999, by and between Charter Communications,
             Inc. (now called Charter Investment, Inc.) and Charter
             Communications Entertainment II, LLC(2)
 2.3(a)      Asset Purchase Agreement, dated as of February 17, 1999,
             among Greater Media, Inc., Greater Media Cablevision, Inc.
             and Charter Communications, Inc. (now called Charter
             Investment, Inc.)(2)
 2.3(b)      Assignment of Asset Purchase Agreement, dated as of February
             23, 1999, by and between Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications
             Entertainment I, LLC(2)
 2.4         Purchase Agreement, dated as of February 23, 1999, by and
             among Charter Communications, Inc. (now called Charter
             Investment, Inc.), Charter Communications, LLC, Renaissance
             Media Holdings LLC and Renaissance Media Group LLC(2)
 2.5         Purchase Agreement, dated as of March 22, 1999, among
             Charter Communications, Inc. (now called Charter Investment,
             Inc.), Charter Communications, LLC, Charter Helicon, LLC,
             Helicon Partners I, L.P., Baum Investments, Inc. and the
             limited partners of Helicon Partners I, L.P.(2)
 2.6(a)      Asset and Stock Purchase Agreement, dated April 20, 1999,
             between Intermedia Partners of West Tennessee, L.P. and
             Charter Communications, LLC(1)
 2.6(b)      Stock Purchase Agreement, dated April 20, 1999, between TCID
             1P-V, Inc. and Charter Communications, LLC(1)
 2.6(c)      RMG Purchase Agreement, dated as of April 20, 1999, between
             Robin Media Group, Inc., InterMedia Partners of West
             Tennessee, L.P. and Charter RMG, LLC(1)
 2.6(d)      Asset Exchange Agreement, dated April 20, 1999, among
             InterMedia Partners Southeast, Charter Communications, LLC,
             Charter Communications Properties, LLC, and Marcus Cable
             Associates, L.L.C.(1)
 2.6(d)(i)   Amendment to Asset Exchange Agreement, made as of October 1,
             1999, by and among InterMedia Partners Southeast and Charter
             Communications, LLC, Charter Communications Properties, LLC
             and Marcus Cable Associates, L.L.C.(6)
 2.6(e)      Asset Exchange Agreement, dated April 20, 1999, among
             InterMedia Partners, a California Limited Partnership,
             Brenmor Cable Partners, L.P. and Robin Media Group, Inc.(1)
 2.6(f)      Common Agreement, dated April 20, 1999, between InterMedia
             Partners, InterMedia Partners Southeast, InterMedia Partners
             of West Tennessee, L.P., InterMedia Capital Partners IV,
             L.P., InterMedia Partners IV, L.P., Brenmor Cable Partners,
             L.P., TCID IP-V, Inc., Charter Communications, LLC, Charter
             Communications Properties, LLC, Marcus Cable Associates,
             L.L.C. and Charter RMG, LLC(4)+

  EXHIBIT                            DESCRIPTION
  -------                            -----------
 2.7(a)      Purchase and Sale Agreement, dated as of April 26, 1999, by and among InterLink Communications Partners, LLLP, the
             sellers listed therein and Charter Communications, Inc. (now called Charter Investment, Inc.)(1)
 2.7(b)      Purchase and Sale Agreement, dated as of April 26, 1999, by and among Rifkin Acquisition Partners, L.L.L.P., the sellers listed therein and Charter Communications, Inc. (now called
             Charter Investment, Inc.)(2)
 2.7(c)      RAP Indemnity Agreement, dated April 26, 1999, by and among the sellers listed therein and Charter Communications, Inc.
             (now called Charter Investment, Inc.)(2)
 2.7(d)      Assignment of Purchase Agreement with InterLink
             Communications Partners, LLLP, dated as of June 30, 1999, by and between Charter Communications, Inc. (now called Charter
             Investment, Inc.) and Charter Communications Operating,
             LLC(2)
 2.7(e)      Assignment of Purchase Agreement with Rifkin Acquisition
             Partners L.L.L.P., dated as of June 30, 1999, by and between
             Charter Communications, Inc. (now called Charter Investment,
             Inc.) and Charter Communications Operating, LLC(2)
 2.7(f)      Assignment of RAP Indemnity Agreement, dated as of June 30,
             1999, by and between Charter Communications, Inc. (now
             called Charter Investment, Inc.) and Charter Communications
             Operating, LLC(2)
 2.7(g)      Amendment to the Purchase Agreement with InterLink
             Communications Partners, LLLP, dated June 29, 1999(5)
 2.7(h)      Contribution Agreement, dated as of September 14, 1999, by and among Charter Communications Operating, LLC, Charter
             Communications Holding Company, LLC, Charter Communications,
             Inc., Paul G. Allen and the certain other individuals and
             entities listed on the signature pages thereto(6)
 2.7(i)      Form of First Amendment to the Contribution Agreement dated as of September 14, 1999, by and among Charter
             Communications Operating, LLC, Charter Communications
             Holding Company, LLC, Charter Communications, Inc. and Paul
             G. Allen(7)
 2.8         Contribution and Sale Agreement dated as of December 30,
             1999, by and among Charter Communications Holding Company,
             LLC, CC VII Holdings, LLC and Charter Communications VII,
             LLC(8)
 2.9         Contribution and Sale Agreement dated as of December 30,
             1999, by and among Charter Communications Holding Company,
             LLC and Charter Communications Holdings, LLC(8)
 2.10(a)     Securities Purchase Agreement, dated May 13, 1999, by and
             between Avalon Cable Holdings LLC, Avalon Investors, L.L.C.,
             Avalon Cable of Michigan Holdings, Inc. and Avalon Cable LLC
             and Charter Communications Holdings LLC and Charter
             Communications, Inc. (now called Charter Investment,
             Inc.)(9)
 2.10(b)     Assignment and Contribution Agreement, entered into as of
             October 11, 1999, by and between Charter Communications
             Holding Company, LLC and Charter Communications, Inc.(6)
 2.10(c)     Assignment Agreement effective as of June 16, 1999, by and among Charter Communications, Inc., Charter Communications
             Holdings LLC, Charter Communications Holding Company, LLC,
             Avalon Cable Holdings LLC, Avalon Investors, L.L.C., Avalon
             Cable of Michigan Holdings, Inc. and Avalon Cable LLC(6)
 2.11(a)     Purchase and Contribution Agreement, dated as of May 26,
             1999, by and among Falcon Communications, L.P., Falcon
             Holding Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable
             Trust, Falcon Holding Group, Inc. and DHN Inc. and Charter
             Communications, Inc. (now called Charter Investment,
             Inc.)(10)

  EXHIBIT                            DESCRIPTION
  -------                            -----------
 2.11(b)     First Amendment to Purchase and Contribution Agreement,
             dated as of June 22, 1999, by and among Charter
             Communications, Inc., Charter Communications Holding
             Company, LLC, Falcon Communications, L.P., Falcon Holding
             Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable Trust,
             Falcon Holding Group, Inc. and DHN Inc.(11)
 2.11(c)     Form of Second Amendment to Purchase And Contribution
             Agreement, dated as of October 27, 1999, by and among
             Charter Investment, Inc., Charter Communications Holding
             Company, LLC, Falcon Communications, L.P., Falcon Holding
             Group, L.P., TCI Falcon Holdings, LLC, Falcon Holding Group,
             Inc. and DHN Inc.(7)
 2.11(d)     Third Amendment to Purchase and Contribution Agreement dated as of November 12, 1999, by and among Charter
             Communications, Inc., Falcon Communications L.P., Falcon
             Holdings Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable
             Trust, Falcon Holding Group, Inc. and DHN Inc. (12)
 2.12(a)     Purchase Agreement, dated as of May 21, 1999, among
             Blackstone TWF Capital Partners, L.P., Blackstone TWF
             Capital Partners A L.P., Blackstone TWF Capital Partners B
             L.P., Blackstone TWF Family Investment Partnership, L.P.,
             RCF Carry, LLC, Fanch Management Partners, Inc., PBW Carried
             Interest, Inc., RCF Indiana Management Corp, The Robert C.
             Fanch Revocable Trust, A. Dean Windry, Thomas Binning, Jack
             Pottle, SDG/Michigan Communications Joint Venture, Fanch-JV2
             Master Limited Partnership, Cooney Cable Associates of Ohio,
             Limited Partnership, North Texas Cablevision, LTD., Post
             Cablevision of Texas, Limited Partnership, Spring Green
             Communications, L.P., Fanch-Narragansett CSI Limited
             Partnership, and Fanch Cablevision of Kansas General
             Partnership and Charter Communications, Inc. (now called
             Charter Investment, Inc.)(10)
 2.12(b)     Assignment of Purchase Agreement by and between Charter
             Investment, Inc. and Charter Communications Holding Company,
             LLC, effective as of September 21, 1999(6)
 2.13        Purchase and Contribution Agreement, entered into as of June
             1999, by and among BCI (USA), LLC, William Bresnan,
             Blackstone BC Capital Partners L.P., Blackstone BC Offshore
             Capital Partners L.P., Blackstone Family Investment
             Partnership III L.P., TCID of Michigan, Inc. and TCI Bresnan
             LLC and Charter Communications Holding Company, LLC (now
             called Charter Investment, Inc.)(10)
 3.1         Certificate of Formation of Charter Communications Holdings,
             LLC(1)
 3.2         Limited Liability Company Agreement of Charter
             Communications Holdings, LLC(1)
 3.3         Form of Restated Certificate of Incorporation of Charter
             Communications Capital Corporation(1)
 3.4         Form of Bylaws of Charter Communications Capital
             Corporation(1)
 4.1(a)      Indenture relating to the 10.00% Senior notes due 2009,
             dated as of January 12, 2000, between Charter Communications
             Holdings, LLC, Charter Communications Holdings Capital
             Corporation and Harris Trust and Savings Bank(22)
 4.1(b)      Form of 10.00% Senior Note due 2010(22)
 4.1(c)      Exchange and Registration Rights Agreement, dated January
             12, 2000, by and among Charter Communications Holdings, LLC,
             Charter Communications Holdings Capital Corporation,
             Goldman, Sachs & Co., Chase Securities Inc., FleetBoston
             Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, Morgan Stanley & Co. Incorporated,
             Morgan Stanley & Co. Incorporated, TD Securities (USA) Inc.,
             First Union Securities, Inc., PNC Capital Markets, Inc. and
             SunTrust Equitable Securities Corporation, relating to the
             10.00% Senior Notes due 2009(22)
 4.2(a)      Indenture relating to the 10.25% Senior Notes due 2010,
             dated as of January 12, 2000, among Charter Communications
             Holdings, LLC, Charter Communications Holdings Capital
             Corporation and Harris Trust and Savings Bank(22)

  EXHIBIT                            DESCRIPTION
  -------                            -----------
 4.2(b)      Form of 10.25% Senior Note due 2010 (included in Exhibit No.
             4.2(a))(22)
 4.2(c)      Exchange and Registration Rights Agreement, dated January
             12, 2000, by and among Charter Communications Holdings, LLC,
             Charter Communications Holdings Capital Corporation,
             Goldman, Sachs & Co., Chase Securities Inc., FleetBoston
             Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, Morgan Stanley & Co. Incorporated,
             Morgan Stanley & Co. Incorporated, TD Securities (USA) Inc.,
             First Union Securities, Inc., PNC Capital Markets, Inc. and
             SunTrust Equitable Securities Corporation, relating to the
             10.25% Senior Notes due 2010(22)
 4.3(a)      Indenture relating to the 11.75% Senior Discount Notes due
             2010, dated as of January 12, 2000, among Charter
             Communications Holdings, LLC, Charter Communications
             Holdings Capital Corporation and Harris Trust and Savings
             Bank(22)
 4.3(b)      Form of 11.75% Senior Discount Note due 2010 (included in
             Exhibit No. 4.3(a))(22)
 4.3(c)      Exchange and Registration Rights Agreement, dated January
             12, 2000, by and among Charter Communications Holdings, LLC,
             Charter Communications Holdings Capital Corporation,
             Goldman, Sachs & Co., Chase Securities Inc., FleetBoston
             Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, Morgan Stanley & Co. Incorporated, TD
             Securities (USA) Inc., First Union Securities, Inc., PNC
             Capital Markets, Inc. and SunTrust Equitable Securities
             Corporation, relating to the 11.75% Senior Discount Notes
             due 2010(22)
4.4(a)       Indenture relating to the 8.250% Senior Notes due 2007,
             dated as of March 17, 1999, between Charter Communications
             Holdings, LLC, Charter Communications Holdings Capital
             Corporation and Harris Trust and Savings Bank(1)
4.4(b)       Indenture relating to the 8.625% Senior Notes due 2009,
             dated as of March 17, 1999, among Charter Communications
             Holdings, LLC, Charter Communications Holdings Capital
             Corporation and Harris Trust and Savings Bank(1)
4.4(c)       Indenture relating to the 9.920% Senior Discount Notes due
             2011, dated as of March 17, 1999, among Charter
             Communications Holdings, LLC, Charter Communications
             Holdings Capital Corporation and Harris Trust and Savings
             Bank(1)
4.4(d)       Indenture, dated as of April 9, 1998, by and among
             Renaissance Media (Louisiana) LLC, Renaissance Media
             (Tennessee) LLC, Renaissance Media Capital Corporation,
             Renaissance Media Group LLC and United States Trust Company
             of New York, as trustee(14)
4.4(e)       Indenture, dated January 15, 1996, by and among Rifkin
             Acquisition Partners, L.L.L.P., Rifkin Acquisition Capital
             Corp., as issuers, Cable Equities of Colorado Management
             Corp., FNI Management Corp., Cable Equities of Colorado,
             Ltd., Cable Equities, Inc. and Rifkin/Tennessee, Ltd., as
             Subsidiary Guarantors, and Marine Midland Bank, as
             trustee(15)
4.6          Indenture, dated as of December 10, 1998 by and among Avalon
             Cable of Michigan Holdings, Inc., Avalon Cable LLC and
             Avalon Cable Holdings Finance, Inc., as issuers and The Bank of New York, as trustee for the Notes(20)
4.7          Supplemental Indenture, dated as of March 26, 1999, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable
             LLC and Avalon Cable Holdings Finance, Inc., as issuers,
             Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as trustee for the Notes(19)
10.1         Credit Agreement, dated as of March 18, 1999, between
             Charter Communications Operating, LLC, and certain lenders and agents named therein(1)
10.1(a)      First Amendment to Credit Agreement dated as of June 28,
             1999, between Charter Communications Operating, LLC, Charter
             Communications Holdings LLC and certain lenders and agents named therein(27)
10.1(b)      Second Amendment to Credit Agreement dated as of December
             14, 1999 between Charter Communications Operating, LLC,
             Charter Communications Holdings LLC and certain lenders and agents named therein(27)

  EXHIBIT                            DESCRIPTION
  -------                            -----------
10.2(a)      Form of Second Amended Management Agreement, dated as of
             November 9, 1999, by and among Charter Investment, Inc.,
             Charter Communications, Inc. and Charter Communications
             Operating, LLC(6)
10.2(b)      Form of Mutual Services Agreement, dated as of November 9,
             1999, by and between Charter Communications, Inc. and
             Charter Investment, Inc.(10)
10.2(c)      Form of Management Agreement, dated as of November 9, 1999, by and between Charter Communications Holding Company, LLC and Charter Communications, Inc.(6)
10.2(d)      Management Agreement, dated as of November 12, 1999, by and between CC VI Operating Company, LLC and Charter
             Communications, Inc.(22)
10.2(e)      Management Agreement, dated as of November 12, 1999, by and between Falcon Cable Communications, LLC and Charter
             Communications, Inc.(22)
10.2(f)      Management Agreement, dated as of February 14, 2000, by and between CC VII Operating, LLC, certain subsidiaries of CC
             VII Operating, LLC, and Charter Communications, Inc.(23)
10.3         Consulting Agreement, dated as of March 10, 1999, by and
             between Vulcan Northwest Inc., Charter Communications, Inc.
             (now called Charter Investment, Inc.) and Charter
             Communications Holdings, LLC(2)
10.4         Charter Communications Holdings, LLC 1999 Option Plan(2)
10.4(a)      Assumption Agreement regarding option plan, dated as of May
             25, 1999, by and between Charter Communications Holdings,
             LLC and Charter Communications Holding Company, LLC(5)
10.4(b)      Form of Amendment No. 1 to the Charter Communications
             Holdings, LLC 1999 Option Plan(3)
10.4(c)      Amendment No. 2 to the Charter Communications Holdings, LLC
             1999 Option Plan(23)
10.5         Membership Interests Purchase Agreement, dated July 22,
             1999, by and between Charter Communications Holding Company,
             LLC and Paul G. Allen(5)
10.6         Employment Agreement, dated as of August 28, 1998, between
             Jerald L. Kent and Paul G. Allen(13)
10.7         Assignment of Employment Agreements, dated as of December
             23, 1998, between Paul G. Allen and Charter Communications,
             Inc. (now called Charter Investment, Inc.)(5)
10.8(a)      Option Agreement, dated as of February 9, 1999, between
             Jerald L. Kent and Charter Communications Holdings, LLC(5)
10.8(b)      Amendment to the Option Agreement, dated as of August 23,
             1999, between Jerald L. Kent and Charter Communications
             Holding Company, LLC(5)
10.8(c)      Form of Amendment to the Option Agreement, dated as of
             November 8, 1999, by and among Jerald L. Kent, Charter
             Communications Holding Company, LLC and Charter
             Communications, Inc.(3)
10.9         Letter Agreement, dated as of July 22, 1999, between Charter
             Communications Holding Company, LLC and Charter
             Communications Holdings, LLC(12)
10.10        Amendment to Membership Interests Purchase Agreement, dated as of August 10, 1999, by and among Charter Communications
             Holding Company, LLC, Vulcan Cable III Inc. and Paul G.
             Allen(5)
10.11        Form of Assignment and Assumption Agreement, dated as of
             November 4, 1999, by and between Charter Investment, Inc.
             and Charter Communications, Inc.(10)
10.12        Form of Registration Rights Agreement, dated as of November
             12, 1999, by and among Charter Communications, Inc., Charter
             Investment, Inc., Vulcan Cable III Inc., Mr. Paul G. Allen,
             Mr. Jerald L. Kent, Mr. Howard L. Wood and Mr. Barry L.
             Babcock(6)

  EXHIBIT                            DESCRIPTION
  -------                            -----------
10.13        Form of Consulting Agreement, dated as of October 18, 1999, by and between Barry L. Babcock and Charter Communications,
             Inc.(3)
10.14        Form of Termination of Employment Agreement, dated as of
             October 18, 1999, by and between Barry L. Babcock and
             Charter Investment, Inc., Charter Communications, Inc. and
             Charter Communications Holding Company, LLC(19)
10.15        Form of Consulting Agreement, dated as of November 1, 1999, by and between Howard L. Wood and Charter Communications,
             Inc.(3)
10.16        Form of Termination of Employment Agreement, dated as of
             November 1, 1999, by and between Howard L. Wood and Charter
             Investment, Inc., Communications, Inc. and Charter
             Communications Holding Company, LLC.(3)
10.17        Letter Agreement, dated September 21, 1999, by and among
             Charter Communications, Inc., Charter Investment, Inc.,
             Charter Communications Holding Company, Inc. and Vulcan
             Ventures Inc.(6)
10.18        Loan Agreement dated as of February 2, 1999, among Bresnan
             Telecommunications Company LLC, various lending
             institutions, Toronto Dominion (Texas), Inc., as the
             Administrative Agent for the Lenders, with TD Securities
             (USA) Inc., Chase Securities Inc., the Bank of Nova Scotia,
             BNY Capital Markets, Inc. and NationsBanc Montgomery
             Securities LLC, collectively, the Arranging Agents, Chase
             Securities Inc., as Syndication Agent, the Bank of Nova
             Scotia, the Bank of New York Company, Inc., and NationsBanc
             Montgomery Securities LLC, as Documentation Agents, and TD
             Securities (USA) Inc., and Chase Securities Inc., as Joint
             Book Managers and Joint Lead Arrangers(16)
10.18(a)     Amended and Restated Credit Agreement dated as of February
             14, 2000, by and among CC VIII Operating, LLC, as borrower,
             CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein(23)
10.19        Credit Agreement, dated as of November 15, 1999, among
             Avalon Cable LLC, CC Michigan, LLC, CC New England, LLC, and
             several financial institutions or entities named
             therein.(18)
10.19(a)     First Amendment to Credit Agreement, dated December 21,
             1999, by and among CC Michigan, LLC and CC New England, LLC as borrowers, CC V Holdings, LLC as guarantor and several
             financial institutions or entities named therein(22)
10.20(c)     Form of Credit Agreement, dated as of June 30, 1998, as
             Amended and Restated as of November 12, 1999, among Falcon
             Cable Communications, LLC, certain guarantors, and several financial institutions or entities named therein(6)
10.21        Credit Agreement, dated as of November 12, 1999, among CC VI
             Holdings, LLC, CC VI Operating Company, LLC, and several
             financial institutions or entities named therein(17)
10.22        Amended and Restated Limited Liability Company Agreement for
             Charter Communications Holding Company, LLC, dated February
             14, 2000(26)
10.23        Letter Agreement, dated May 25, 1999, between Charter
             Communications, Inc. and Marc Nathanson(22)
10.24        Exchange Agreement, dated as of February 14, 2000, by and
             among Charter Communications, Inc., BCI (USA), LLC, William
             J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone
             BC Offshore Capital Partners L.P., Blackstone Family Media,
             III L.P. (as assignee of Blackstone Family Investment III
             L.P.), TCID of Michigan, Inc., and TCI Bresnan LLC(21)
10.25        Form of Exchange Agreement, dated as of November 12, 1999 by and among Charter Investment, Inc., Charter Communications,
             Inc., Vulcan Cable III Inc. and Paul G. Allen(6)
21.1         Subsidiaries of Charter Communications Holdings, LLC

  EXHIBIT                            DESCRIPTION
  -------                            -----------
27.1         Financial Data Schedule

---------------

   + Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

 (1) Incorporated by reference to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499).

 (2) Incorporated by reference to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499).

 (3) Incorporated by reference to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on 11/1/99 (File No. 333-83887).

 (4) Incorporated by reference to Amendment No. 3 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 2, 1999 (File No. 333-77499).

 (5) Incorporated by reference to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499).

 (6) Incorporated by reference to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on 10/18/99 (File No. 333-83887).

 (7) Incorporated by reference to Amendment No. 5 to the registration Statement on Form S-1 of Charter Communications, Inc. filed on 11/4/99 (File No. 333-83887).

 (8) Incorporated by reference to the report on Form 8-K of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 18, 2000 (File No. 333-77499).

 (9) Incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable of Michigan LLC, Avalon Cable of Michigan Inc., Avalon Cable of New England LLC and Avalon Cable Finance Inc. filed on May 28, 1999 (File No. 333-75453).

(10) Incorporated by reference to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on 9/28/99 (File No. 333-83887).

(11) Incorporated by reference to the quarterly report on Form 10-Q filed by Falcon Communications, L.P. and Falcon Funding Corporation on August 13, 1999 (File Nos. 333-60776 and 333-55755).

(12) Incorporated by reference to the report on Form 8-K of CC VII Holdings, LLC and Falcon Funding Corporation filed on November 26, 1999 (File No. 033-60776).

(13) Incorporated by reference to Amendment No. 5 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 10, 1999 (File No. 333-77499).

(14) Incorporated by reference to the registration statement on Forms S-4 and S-1 of Renaissance Media Group LLC, Renaissance Media (Tennessee) LLC, Renaissance Media (Louisiana) LLC and Renaissance Media Capital Corporation filed on June 12, 1998 (File No. 333-56679).

(15) Incorporated by reference to the registration statement on Form S-1 of Rifkin Acquisition Capital Corp. and Rifkin Acquisition Partners, L.L.L.P. filed on April 2, 1996 (File No. 333-3084).

(16) Incorporated by reference to the registration statement on Form S-4 of Bresnan Communications Group LLC and Bresnan Capital Corporation filed on May 3, 1999 (File No. 333-77637).

(17) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. filed on November 29, 1999 (File No. 333-83887).

(18) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. filed on November 29, 1999 (File No. 333-83887).

(19) Incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File No. 333-75415).

(20) Incorporated by reference to the registration statement on Form S-4 of Falcon Holding Group, L.P. filed on April 18, 1993 (File No. 33-60776).

(21) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 333-83887).

(22) Incorporated by reference to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-77499).

(23) Incorporated by reference to the Annual Report on Form 10-K of Charter Communications, Inc. filed on March 30, 2000.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
CHARTER COMMUNICATIONS HOLDINGS LLC AND SUBSIDIARIES:
  Report of Independent Public Accountants..................  F-4
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  F-5
  Consolidated Statements of Operations for the Year ended
     December 31, 1999, and for the Period from December 24,
     1998, through December 31, 1998........................  F-6
  Consolidated Statements of Changes in Stockholders' Equity
     for the Year ended December 31, 1999, and for the
     Period from December 24, 1998, through December 31,
     1998...................................................  F-7
  Consolidated Statements of Cash Flows for the Year ended
     December 31, 1999, and for the Period from December 24,
     1998, through December 31, 1998........................  F-8
  Notes to Consolidated Financial Statements................  F-9
CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES:
  Report of Independent Public Accountants..................  F-26
  Consolidated Statements of Operations for the Period from
     January 1, 1998 through December 23, 1998 and for the
     Year ended December 31, 1997...........................  F-27
  Consolidated Statement of Changes in Shareholder's
     Investment for the Period from January 1, 1998 through
     December 23, 1998 and for the Year ended December 31,
     1997...................................................  F-28
  Consolidated Statements of Cash Flows for the Period from
     January 1, 1998 through December 23, 1998 and for the
     Year ended December 31, 1997...........................  F-29
  Notes to Consolidated Financial Statements................  F-30
MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES:
  Report of Independent Public Accountants..................  F-37
  Consolidated Statement of Operations for the Three Months
     Ended March 31, 1999...................................  F-38
  Consolidated Statement of Members' Deficit for the Three
     Months Ended March 31, 1999............................  F-39
  Consolidated Statement of Cash Flows for the Three Months
     Ended March 31, 1999...................................  F-40
  Notes to Consolidated Financial Statements................  F-41
RENAISSANCE MEDIA GROUP LLC:
  Report of Independent Auditors............................  F-46
  Consolidated Balance Sheet as of April 30, 1999...........  F-47
  Consolidated Statement of Operations for the Four Months
     Ended April 30, 1999...................................  F-48
  Consolidated Statement of Changes in Members' Equity for
     the Four Months Ended April 30, 1999...................  F-49
  Consolidated Statement of Cash Flows for the Four Months
     Ended April 30, 1999...................................  F-50
  Notes to Consolidated Financial Statements................  F-51
GREATER MEDIA CABLEVISION SYSTEMS:
  Report of Independent Public Accountants..................  F-59
  Combined Statement of Income for the Nine Months Ended
     June 30, 1999..........................................  F-60
  Combined Statement of Changes in Net Assets for the Nine
     Months Ended June 30, 1999.............................  F-61
  Combined Statement of Cash Flows for the Nine Months Ended
     June 30, 1999..........................................  F-62
  Notes to Combined Financial Statements....................  F-63

                                                              PAGE
                                                              -----
HELICON PARTNERS I, L.P. AND AFFILIATES:
  Report of Independent Public Accountants..................  F-66
  Combined Statement of Operations for the Seven Months
     Ended July 30, 1999....................................  F-67
  Combined Statement of Changes in Partners' Deficit for the
     Seven Months Ended July 30, 1999.......................  F-68
  Combined Statement of Cash Flows for the Seven Months
     Ended July 30, 1999....................................  F-69
  Notes to Combined Financial Statements....................  F-70
RIFKIN CABLE INCOME PARTNERS, L.P.:
  Report of Independent Accountants.........................  F-74
  Balance Sheet as of September 13, 1999....................  F-75
  Statement of Operations for the period January 1, 1999 to
     September 13, 1999.....................................  F-76
  Statement of Equity for the period January 1, 1999 to
     September 13, 1999.....................................  F-77
  Statement of Cash Flows for the period January 1, 1999 to
     September 13, 1999.....................................  F-78
  Notes to Financial Statements.............................  F-79
RIFKIN ACQUISITION PARTNERS, L.L.L.P.:
  Report of Independent Accountants.........................  F-82
  Consolidated Balance Sheet as of September 13, 1999.......  F-83
  Consolidated Statement of Operations for the period
     January 1, 1999 through September 13, 1999.............  F-84
  Consolidated Statement of Partners' Capital for the period
     January 1, 1999 through September 13, 1999.............  F-85
  Consolidated Statement of Cash Flows for the period
     January 1, 1999 through September 13, 1999.............  F-86
  Notes to Consolidated Financial Statements................  F-87
INDIANA CABLE ASSOCIATES, LTD.:
  Report of Independent Accountants.........................  F-95
  Balance Sheet as of September 13, 1999....................  F-96
  Statement of Operations for the period January 1, 1999 to
     September 13, 1999.....................................  F-97
  Statement of Equity for the period January 1, 1999 to
     September 13, 1999.....................................  F-98
  Statement of Cash Flows for the period January 1, 1999 to
     September 13, 1999.....................................  F-99
  Notes to Financial Statements.............................  F-100
R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP:
  Report of Independent Accountants.........................  F-104
  Consolidated Balance Sheet as of September 13, 1999.......  F-105
  Consolidated Statement of Operations for the period
     January 1, 1999 to September 13, 1999..................  F-106
  Consolidated Statement of Equity for the period January 1,
     1999 to September 13, 1999.............................  F-107
  Consolidated Statement of Cash Flows for the period
     January 1, 1999 to September 13, 1999..................  F-108
  Notes to Consolidated Financial Statements................  F-109
INTERMEDIA CABLE SYSTEMS (COMPRISED OF COMPONENTS OF
  INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS IV,
  L.P.):
  Report of Independent Accountants.........................  F-113
  Combined Balance Sheets as of September 30, 1999 and
     December 31, 1998......................................  F-114

                                                              PAGE
                                                              -----
  Combined Statements of Operations for the Nine Months
     Ended September 30, 1999 and for the Years ended
     December 31, 1998 and 1997.............................  F-115
  Combined Statement of Changes in Equity for the Nine
     Months Ended September 30, 1999 and for the Years ended
     December 31, 1998 and 1997.............................  F-116
  Combined Statements of Cash Flows for the Nine Months
     Ended September 30, 1999 and for the Years ended
     December 31, 1998 and 1997.............................  F-117
  Notes to Combined Financial Statements....................  F-118

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Charter Communications Holdings, LLC:

     We have audited the accompanying consolidated balance sheets of Charter Communications Holdings, LLC and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in member's equity and cash flows for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Holdings, LLC and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 16, 2000

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT UNIT DATA)

                                                                      DECEMBER 31,
                                                                -------------------------
                                                                   1999           1998
                                                                -----------    ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $    84,305    $    9,573
  Accounts receivable, net of allowance for doubtful
     accounts of $8,604 and $1,728, respectively............         68,522        15,108
  Receivables from manager of cable systems -- related
     parties................................................         14,500            --
  Prepaid expenses and other................................         15,082         2,519
                                                                -----------    ----------
     Total current assets...................................        182,409        27,200
                                                                -----------    ----------
INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment.............................      2,525,854       716,242
  Franchises................................................      9,162,331     3,590,054
                                                                -----------    ----------
                                                                 11,688,185     4,306,296
                                                                -----------    ----------
OTHER ASSETS................................................        134,603         2,031
                                                                -----------    ----------
                                                                $12,005,197    $4,335,527
                                                                ===========    ==========
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $        --    $   10,450
  Accounts payable and accrued expenses.....................        553,174       127,586
  Payables to manager of cable systems -- related parties...          6,713         4,334
                                                                -----------    ----------
     Total current liabilities..............................        559,887       142,370
                                                                -----------    ----------
LONG-TERM DEBT, less current maturities.....................      6,065,612     1,991,756
                                                                -----------    ----------
LOANS PAYABLE -- RELATED PARTIES............................        906,000            --
                                                                -----------    ----------
DEFERRED MANAGEMENT FEES -- RELATED PARTIES.................         19,831        15,561
                                                                -----------    ----------
OTHER LONG-TERM LIABILITIES.................................        109,605        38,461
                                                                -----------    ----------
MEMBER'S EQUITY
  Member's equity (217,585,246 and 100 units issued and
     outstanding at December 31, 1999 and 1998,
     respectively)..........................................      4,342,046     2,147,379
  Accumulated other comprehensive income....................          2,216            --
                                                                -----------    ----------
     Total member's equity..................................      4,344,262     2,147,379
                                                                -----------    ----------
                                                                $12,005,197    $4,335,527
                                                                ===========    ==========

 The accompanying notes are an integral part of these consolidated statements.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                               PERIOD FROM
                                                                              DECEMBER 24,
                                                               YEAR ENDED     1998, THROUGH
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    -------------
REVENUES....................................................   $1,325,830        $13,713
                                                               ----------        -------
OPERATING EXPENSES:
  Operating, general and administrative.....................      683,646          7,134
  Depreciation and amortization.............................      675,786          8,318
  Option compensation expense...............................       79,979            845
  Corporate expense charges -- related parties..............       48,158            473
                                                               ----------        -------
                                                                1,487,569         16,770
                                                               ----------        -------
     Loss from operations...................................     (161,739)        (3,057)
                                                               ----------        -------
OTHER INCOME (EXPENSE):
  Interest expense..........................................     (434,995)        (2,353)
  Interest income...........................................       18,821            133
  Other, net................................................         (217)            --
                                                               ----------        -------
                                                                 (416,391)        (2,220)
                                                               ----------        -------
     Loss before extraordinary item.........................     (578,130)        (5,277)
EXTRAORDINARY ITEM -- Loss from early extinguishment of
  debt......................................................       (7,794)            --
                                                               ----------        -------
     Net loss...............................................   $ (585,924)       $(5,277)
                                                               ==========        =======

 The accompanying notes are an integral part of these consolidated statements.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                            ACCUMULATED
                                                                               OTHER         TOTAL
                                                               MEMBER'S    COMPREHENSIVE    MEMBER'S
                                                                EQUITY        INCOME         EQUITY
                                                              ----------   -------------   ----------
BALANCE, December 24, 1998..................................  $2,151,811      $   --       $2,151,811
  Option compensation expense...............................         845          --              845
  Net loss..................................................      (5,277)         --           (5,277)
                                                              ----------      ------       ----------
BALANCE, December 31, 1998..................................   2,147,379          --        2,147,379
  Capital contributions.....................................   2,710,682          --        2,710,682
  Distributions to Charter Investment and Charter...........     (10,070)         --          (10,070)
  Option compensation expense...............................      79,979          --           79,979
  Net loss..................................................    (585,924)         --         (585,924)
  Unrealized gain on marketable securities available for
     sale...................................................          --       2,216            2,216
                                                              ----------      ------       ----------
BALANCE, December 31, 1999..................................  $4,342,046      $2,216       $4,344,262
                                                              ==========      ======       ==========

 The accompanying notes are an integral part of these consolidated statements.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 PERIOD FROM
                                                                                 DECEMBER 24,
                                                                 YEAR ENDED     1998, THROUGH
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1999             1998
                                                                ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $  (585,924)      $  (5,277)
  Adjustments to reconcile net loss to net cash provided by
     operating activities-
     Depreciation and amortization..........................        675,786           8,318
     Option compensation expense............................         79,979             845
     Noncash interest expense...............................         93,073              --
     Loss from early extinguishment of debt.................          7,794              --
  Changes in assets and liabilities, net of effects from
     acquisitions-
     Accounts receivable....................................        (24,478)         (8,753)
     Prepaid expenses and other.............................         (3,672)           (211)
     Accounts payable and accrued expenses..................        136,016          10,227
     Receivables from and payables to manager of cable
      systems, including deferred management fees...........          4,891             473
  Other operating activities................................         (1,245)          2,022
                                                                -----------       ---------
       Net cash provided by operating activities............        382,220           7,644
                                                                -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................       (709,731)        (13,672)
  Payments for acquisitions, net of cash acquired...........     (3,560,241)             --
  Loan to Marcus Cable Holdings.............................     (1,680,142)             --
  Other investing activities................................        (12,583)             --
                                                                -----------       ---------
       Net cash used in investing activities................     (5,962,697)        (13,672)
                                                                -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt, including proceeds from
     Charter Holdings Notes.................................      9,237,188          14,200
  Repayments of long-term debt..............................     (5,515,125)             --
  Borrowings from related parties...........................        906,000              --
  Payments for debt issuance costs..........................       (107,562)             --
  Capital contributions.....................................      1,144,290              --
  Distributions to Charter Investment and Charter...........        (10,070)             --
  Other financing activities................................            488              --
                                                                -----------       ---------
       Net cash provided by financing activities............      5,655,209          14,200
                                                                -----------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................         74,732           8,172
CASH AND CASH EQUIVALENTS, beginning of period..............          9,573           1,401
                                                                -----------       ---------
CASH AND CASH EQUIVALENTS, end of period....................    $    84,305       $   9,573
                                                                ===========       =========
CASH PAID FOR INTEREST......................................    $   307,255       $   5,538
                                                                ===========       =========
NONCASH TRANSACTIONS:
  Transfer of operating subsidiaries to the Company.........    $ 1,252,370       $      --
  Transfer of equity interests to the Company...............        314,022              --

 The accompanying notes are an integral part of these consolidated statements.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

GENERAL

     Charter Communications Holdings, LLC (Charter Holdings), a Delaware limited liability company, owns and operates cable systems serving approximately 6.1 million (unaudited) customers, including cable systems acquired and transferred to the Company (see Note 17). Charter Holdings offers a full range of traditional cable television services and has begun to offer digital cable television services, interactive video programming and high-speed Internet access. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (Charter Holdco), which is a subsidiary of Charter Communications, Inc. (Charter). In November 1999, Charter completed an initial public offering of the sale for 195.5 million shares of Class A common stock. Proceeds from the offering were used by Charter to purchase membership units in Charter Holdco, which used the funds received from Charter for the acquisition of additional cable television systems.

ORGANIZATION AND BASIS OF PRESENTATION

     Charter Holdings was formed in February 1999 as a wholly owned subsidiary of Charter Investment, Inc. (Charter Investment). Charter Investment, through its wholly owned subsidiary, Charter Communications Properties Holdings, LLC
(CCPH), commenced operations with the acquisition of a cable system on September 30, 1995.

     Effective December 23, 1998, through a series of transactions, Paul G. Allen acquired approximately 94% of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in debt assumed (the "Paul Allen Transaction"). In conjunction with the Paul Allen Transaction, Charter Investment acquired, for fair value from unrelated third parties, all of the interests it did not already own in CharterComm Holdings, LLC (CharterComm Holdings) and CCA Group (comprised of CCA Holdings Corp., CCT Holdings Corp. and Charter Communications Long Beach, Inc.), all cable operating companies, for $2.0 billion, excluding $1.8 billion in debt assumed. Charter Investment previously managed and owned minority interests in these companies. These acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of CharterComm Holdings and CCA Group are included in the consolidated financial statements from the date of acquisition. In February 1999, Charter Investment transferred all of its cable operating subsidiaries to Charter Communications Operating, LLC (Charter Operating), a wholly owned subsidiary of Charter Holdings. This transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests.

     As a result of the change in ownership of CCPH, CharterComm Holdings and CCA Group, Charter Holdings has applied push-down accounting in the preparation of its consolidated financial statements. Accordingly, on December 23, 1998, Charter Holdings increased its member's equity by $2.2 billion to reflect the amounts paid by Mr. Allen and Charter Investment. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $3.6 billion.

     On April 23, 1998, Mr. Allen and a company controlled by Mr. Allen, (collectively, the "Mr. Allen Companies") purchased substantially all of the outstanding partnership interests in Marcus Cable Company, L.L.C. (Marcus Cable) for $1.4 billion, excluding $1.8 billion in assumed liabilities. The owner of the remaining partnership interest retained voting control of Marcus Cable. In February 1999, Marcus Cable Holdings, LLC (Marcus Holdings) was formed and Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings on March 15, 1999. On March 31, 1999, Mr. Allen purchased the remaining partnership interests in Marcus Cable, including voting control. On April 7, 1999, Marcus Holdings was merged into Charter Holdings and Marcus Cable was transferred to Charter Holdings. For financial reporting purposes, the merger was accounted for as an acquisition of Marcus Cable effective March 31, 1999, the date Mr. Allen obtained voting control of Marcus Cable. Accordingly, the results of operations of Marcus Cable have been included in the consolidated financial statements from April 1, 1999. The assets and liabilities of Marcus Cable have been recorded in the consolidated financial statements using historical carrying values reflected in the accounts of the Mr. Allen Companies. Total member's equity increased by $1.3 billion as a result of the Marcus Cable acquisition. Previously, on April 23, 1998, the Mr. Allen Companies recorded the assets acquired and liabilities assumed of Marcus Cable based on their relative fair values.

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

     Pursuant to a membership interests purchase agreement, as amended, Vulcan Cable III Inc. (Vulcan), a company controlled by Mr. Allen, contributed $500 million in cash in August 1999 to Charter Holdco, contributed an additional $180.7 million in certain equity interests acquired in connection with Charter Holdings' acquisition of Rifkin Acquisitions Partners, L.L.L.P. and InterLink Communications Partners, LLLP (collectively, "Rifkin") in September 1999, and contributed $644.3 million in cash in September 1999 to Charter Holdco. All funds and equity interests were contributed by Charter Holdco to Charter Holdings to finance certain acquisitions. In addition, certain Rifkin sellers received $133.3 million of the purchase price in the form of preferred equity in Charter Holdco.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost that approximates market value.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable television transmission and distribution facilities, and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized.

     Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows:

Cable distribution systems..................................  3-15 years
Buildings and leasehold improvements........................  5-15 years
Vehicles and equipment......................................   3-5 years

FRANCHISES

     Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company. Accumulated amortization related to franchises was $598.4 million and $5.3 million, as of December 31, 1999 and 1998, respectively. Amortization expense related to franchises for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, was $467.9 million and $5.3 million, respectively.

DEFERRED FINANCING COSTS

     Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 1999, other assets include $114.8 million of deferred financing costs, net of accumulated amortization of $10.2 million.

IMPAIRMENT OF ASSETS

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

     Cable television revenues from basic and premium services are recognized when the related services are provided.

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 1999 and 1998, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

     Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Company's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

CHANNEL LAUNCH PAYMENTS

     The Company receives upfront payments from certain programmers to launch and promote new cable television channels. A portion of these payments represents reimbursement of advertising costs paid by the Company to promote the new channels. These reimbursements have been immaterial. The remaining portion is being amortized as an offset to programming expense over the respective terms of the program agreements, which range from one to 20 years. For the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, the Company amortized and recorded as a reduction of programming costs $3.4 million and $12, respectively. As of December 31, 1999, the unamortized portion of payments received totaled $13.4 million and is included in other long-term liabilities.

DIRECT RESPONSE ADVERTISING

     The Company expenses the production costs of advertising as incurred, except for direct response advertising, which is deferred and amortized over its expected period of future benefits. Direct response advertising consists primarily of direct mailings and radio, newspaper and cross-channel television advertisements that include a phone number for use in ordering the Company's products and services. The deferred advertising costs are amortized to advertising expense over the periods during which the future benefits are expected to be received. These periods range from two to four years depending on the type of service the customer subscribes to and represents the period the customer is expected to remain connected to the cable system. As of December 31, 1999, $700 of deferred advertising costs is included in other assets. Advertising expense was $29.7 million for the year ended December 31, 1999, including amortization of deferred advertising costs totaling $87.

INVESTMENTS AND OTHER COMPREHENSIVE INCOME

     Investments in equity securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company owns common stock of WorldGate Communications, Inc. (WorldGate) that is classified as "available for sale" and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive income. Based on quoted market prices, the investment was valued at

$3.2 million as of December 31, 1999 and is included in other assets. Comprehensive loss for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, is $583.7 million and $5.3 million, respectively.

INTEREST RATE HEDGE AGREEMENTS

     The Company manages fluctuations in interest rates by using interest rate hedge agreements, as required by certain debt agreements. Interest rate swaps, caps and collars are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

     The Company's interest rate swap agreements require the Company to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. Interest rate caps and collars are entered into by the Company to reduce the impact of rising interest rates on floating rate debt.

     The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designated for hedging purposes and are not held or issued for speculative purposes.

INCOME TAXES

     Income taxes are the responsibility of the individual member and are not provided for in the accompanying consolidated financial statements. In addition, certain subsidiaries are corporations subject to income taxes but have no operations and, therefore, no material income tax liabilities or assets.

SEGMENTS

     In 1998, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Segments have been identified based upon management responsibility. The individual segments have been aggregated into one segment, cable services.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACQUISITIONS:

     During 1999, the Company acquired cable systems in eight separate transactions for an aggregate purchase price of $3.6 billion, net of cash acquired, excluding debt assumed of $354.0 million and equity issued of $314.0 million. In connection with the Rifkin acquisition, Charter Holdco issued equity interests totaling $133.3 million to certain sellers. In addition, Vulcan purchased $180.7 million of equity interests Rifkin and then contributed the equity interests to Charter Holdings. The purchase prices were allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $3.9 billion. The allocation of the purchase prices for these acquisitions are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices and allocations will not have a material impact on the consolidated results of operations or financial position of the Company.

     The above acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the dates of acquisition.

     Unaudited pro forma operating results as though the acquisitions discussed above, including the Paul Allen Transaction and the acquisition of Marcus Holdings, and the March 1999 refinancing discussed herein, had occurred on January 1, 1998, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
                                                                      (UNAUDITED)
Revenues....................................................    $1,843,986    $1,657,353
Loss from operations........................................      (218,189)     (204,189)
Loss before extraordinary item..............................      (771,780)     (776,710)

     The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4.   ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Activity in the allowance for doubtful accounts is summarized as follows:

                                                                                 PERIOD FROM
                                                                FOR THE YEAR    DECEMBER 24,
                                                                   ENDED        1998, THROUGH
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    -------------
Balance, beginning of period................................      $  1,728         $1,702
Acquisitions of cable systems...............................         4,414             --
Charged to expense..........................................        19,384             26
Uncollected balances written off, net of recoveries.........       (16,922)            --
                                                                  --------         ------
Balance, end of period......................................      $  8,604         $1,728
                                                                  ========         ======

5.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following at December 31:

                                                                   1999         1998
                                                                ----------    --------
Cable distribution systems..................................    $2,591,527    $661,749
Land, buildings and leasehold improvements..................        74,812      26,670
Vehicles and equipment......................................       144,521      30,590
                                                                ----------    --------
                                                                 2,810,860     719,009
Less -- Accumulated depreciation............................      (285,006)     (2,767)
                                                                ----------    --------
                                                                $2,525,854    $716,242
                                                                ==========    ========

     For the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, depreciation expense was $207.9 million and $2.8 million, respectively.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following at December 31:

                                                                  1999        1998
                                                                --------    --------
Accounts payable............................................    $ 94,450    $  7,439
Liability for pending transfer of cable system..............      88,200          --
Accrued interest............................................      68,004      30,809
Capital expenditures........................................      66,713      15,560
Programming costs...........................................      41,966      11,856
Accrued general and administrative..........................      38,753       6,688
Franchise fees..............................................      34,689      12,534
Accrued income taxes........................................       4,381      15,205
Other accrued liabilities...................................     116,018      27,495
                                                                --------    --------
                                                                $553,174    $127,586
                                                                ========    ========

     The liability for pending transfer of cable system represents the fair value of a cable system to be transferred upon obtaining necessary regulatory approvals in connection with the transaction with InterMedia Capital Partners IV
L. P., InterMedia Partners and their affiliates. Such approvals were subsequently obtained and the system assets were transferred subsequent to December 31, 1999.

7.   LONG-TERM DEBT:

     Long-term debt consists of the following at December 31:

                                                                   1999          1998
                                                                ----------    ----------
Charter Holdings:
  Credit Agreements (including CCPH, CCA Group and
     CharterComm Holdings)..................................    $       --    $1,726,500
  14.000% Senior Secured Discount Debentures................            --       109,152
  11.250% Senior Notes......................................            --       125,000
  8.250% Senior Notes.......................................       600,000            --
  8.625% Senior Notes.......................................     1,500,000            --
  9.920% Senior Discount Notes..............................     1,475,000            --
Charter Operating Credit Facilities.........................     2,906,000            --
Renaissance:
  10.000% Senior Discount Notes.............................       114,413            --
Rifkin:
  11.125% Senior Subordinated Notes.........................           900            --
                                                                ----------    ----------
                                                                 6,596,313     1,960,652
  Current maturities........................................            --       (10,450)
  Unamortized net (discount) premium........................      (530,701)       41,554
                                                                ----------    ----------
                                                                $6,065,612    $1,991,756
                                                                ==========    ==========

     In March 1999, the Company extinguished substantially all existing long-term debt, excluding borrowings of the Company under its credit agreements, and refinanced substantially all existing credit agreements at various subsidiaries with a new credit agreement entered into by Charter Operating (the "Charter Operating Credit Facilities"). The excess of the amount paid over the carrying value, net of deferred financing costs, of the Company's long-term debt of $7.8 million was recorded as an extraordinary item-loss from early extinguishment of debt in the accompanying consolidated statements of operations.

CHARTER HOLDINGS NOTES

     In March 1999, the Company issued $600.0 million 8.250% Senior Notes due 2007 (the "8.250% Senior Notes") for net proceeds of $598.4 million, $1.5 billion 8.625% Senior Notes due 2009 (the "8.625% Senior Notes") for net proceeds of $1,495.4 million, and $1,475.0 million 9.920% Senior Discount Notes due 2011 (the "9.920% Senior Discount Notes") for net proceeds of $905.5 million, (collectively with the 8.250% Senior Notes and the 8.625% Senior Notes, referred to as the "Charter Holdings Notes").

     The 8.250% Senior Notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on April 1 and October 1, beginning October 1, 1999 until maturity.

     The 8.625% Senior Notes are redeemable at the option of the Company at amounts decreasing from 104.313% to 100% of par value beginning on April 1, 2004, plus accrued and unpaid interest, to the date of redemption. At any time prior to April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 8.625% Senior Notes at a redemption price of 108.625% of the principal amount under certain conditions. Interest is payable semi-annually in arrears on April 1 and October 1, beginning October 1, 1999, until maturity.

     The 9.920% Senior Discount Notes are redeemable at the option of the Company at amounts decreasing from 104.960% to 100% of accreted value beginning April 1, 2004. At any time prior to April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 9.920% Senior Discount Notes at a redemption price of 109.920% of the accreted value under certain conditions. No interest will be payable until April 1, 2004. Thereafter, cash interest is payable semi-annually in arrears on April 1 and October 1 beginning April 1, 2004, until maturity. The discount on the 9.920% Senior Discount Notes is being accreted using the effective interest method. The unamortized discount was $497.2 million at December 31, 1999.

     The Charter Holdings Notes rank equally with current and future unsecured and unsubordinated indebtedness (including accounts payables of the Company). The Company is required to make an offer to repurchase all of the Charter Holdings Notes, at a price equal to 101% of the aggregate principal or 101% of the accreted value, together with accrued and unpaid interest, upon a change of control of the Company, as defined.

RENAISSANCE NOTES

     In connection with the acquisition of Renaissance Media Group LLC (Renaissance) during the second quarter of 1999, the Company assumed $163.2 million principal amount at maturity of senior discount notes due April 2008 (the "Renaissance Notes"). As a result of the change in control of Renaissance, the Company was required to make an offer to repurchase the Renaissance Notes at 101% of their accreted value. In May 1999, the Company made an offer to repurchase the Renaissance Notes pursuant to this requirement, and the holders of the Renaissance Notes tendered an amount representing 30% of the total outstanding principal amount at maturity for repurchase. These notes were repurchased using a portion of the proceeds from the Charter Holdings Notes.

     As of December 31, 1999, $114.4 million aggregate principal amount at maturity of Renaissance Notes with a carrying value of $86.5 million remain outstanding. Interest on the Renaissance Notes shall be paid semi-annually at a rate of 10% per annum beginning on October 15, 2003.

     The Renaissance Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, initially at 105% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of the principal amount at maturity, plus accrued and unpaid interest, on or after April 15, 2006. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the original principal amount at maturity with the proceeds of one or more sales of membership units at 110% of their accreted value, plus accrued and unpaid interest on the redemption date, provided that after any such redemption, at least $106 million aggregate principal amount at maturity remains outstanding.

RIFKIN NOTES

     The Company acquired Rifkin in September 1999 and assumed Rifkin's 11.125% Senior Subordinated Notes due 2006 together with a $3.0 million promissory note payable to Monroe Rifkin, (the "Rifkin Notes"). Interest on the Rifkin Notes is payable semi-annually on January 15 and July 15 of each year. In September 1999, the

Company commenced an offer to repurchase any and all of the outstanding Rifkin Notes, for cash at a premium over the principal amounts. In conjunction with this tender offer, the Company sought and obtained the consent of a majority in principal amount of the note holders of the outstanding Rifkin Notes to proposed amendments to the indenture governing the Rifkin Notes, which eliminated substantially all of the restrictive covenants. In October 1999, the Company repurchased a portion of the Rifkin Notes with a total outstanding principal amount of $124.1 million for a total of $140.6 million, including a consent fee to the holders who delivered timely consents amending the indenture, and repurchased the promissory note issued to Monroe Rifkin for $3.4 million. These notes were paid using borrowings from the Charter Operating Credit Facilities. At December 31, 1999, $900 aggregate principal of Rifkin Notes remain outstanding.

HELICON NOTES

     The Company acquired Helicon I, L.P. and affiliates (collectively, "Helicon") in July 1999 and assumed Helicon's 11% Senior Secured Notes due 2003 (the "Helicon Notes"). On November 1, 1999, the Company redeemed all of the Helicon Notes at a purchase price equal to 103% of their principal amount, plus accrued and unpaid interest, for $124.8 million using borrowings from the Charter Operating Credit Facilities.

CHARTER OPERATING CREDIT FACILITIES

     The Charter Operating Credit Facilities provide for two term facilities, one with a principal amount of $1.0 billion that matures September 2007 (Term
A), and the other with the principal amount of $1.85 billion that matures March 2008 (Term B). The Charter Operating Credit Facilities also provides for a $1.25 billion revolving credit facility with a maturity date of September 2007 and at the option of the lenders, supplemental credit facilities, in the amount of $500.0 million available until March 18, 2002. Amounts under the Charter Operating Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75%. The variable interest rates ranged from 8.22% to 9.25% at December 31, 1999. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility. As of December 31, 1999, the unused availability was $1.2 billion. In March 2000, the credit agreement was amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility (the "Incremental Term Loan") was drawn down. The Incremental Term Loan maturity date is September 18, 2008.

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

     Based upon outstanding indebtedness at December 31, 1999, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facility, and the maturity dates for all senior and subordinated notes, aggregate future principal payments on the total borrowings under all debt agreements at December 31, 1999, are as follows:

YEAR                                                              AMOUNT
----                                                            ----------
2000........................................................    $       --
2001........................................................            --
2002........................................................        88,875
2003........................................................       156,000
2004........................................................       168,500
Thereafter..................................................     6,182,938
                                                                ----------
                                                                $6,596,313
                                                                ==========

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     A summary of debt and the related interest rate hedge agreements at December 31, 1999, is as follows:

                                                              CARRYING      NOTIONAL        FAIR
                                                               VALUE         AMOUNT        VALUE
                                                             ----------    ----------    ----------
DEBT
8.250% Senior Notes........................................  $  598,557    $       --    $  558,000
8.625% Senior Notes........................................   1,495,787            --     1,395,000
9.920% Senior Discount Notes...............................     977,807            --       881,313
Charter Operating Credit Facilities........................   2,906,000            --     2,906,000
Loans payable to related parties...........................     906,000            --       906,000
Renaissance:
  10.000% Senior Discount Notes............................      86,507            --        79,517
Rifkin:
  11.125% Senior Subordinated Notes........................         954            --           990

                                                              CARRYING      NOTIONAL        FAIR
                                                               VALUE         AMOUNT        VALUE
                                                             ----------    ----------    ----------
INTEREST RATE HEDGE AGREEMENTS
Swaps......................................................  $   15,554    $3,315,000    $  (17,951)
Collars....................................................       1,361       240,000          (199)

     A summary of debt and the related interest rate hedge agreements at December 31, 1998, is as follows:

                                                              CARRYING      NOTIONAL        FAIR
                                                               VALUE         AMOUNT        VALUE
                                                             ----------    ----------    ----------
DEBT
Credit Agreements (including CCPH, CCA Group and
  CharterComm Holdings)....................................  $1,726,500    $       --    $1,726,500
14.000% Senior Secured Discount Debentures.................     138,102            --       138,102
11.250% Senior Notes.......................................     137,604            --       137,604
INTEREST RATE HEDGE AGREEMENTS
Swaps......................................................  $   23,216    $1,105,000    $   23,216
Caps.......................................................          --        15,000            --
Collars....................................................       4,174       310,000         4,174

     As the long-term debt under the credit facilities bears interest at current market rates, their carrying amount approximates market value at December 31, 1999 and 1998. The fair values of the notes are based on quoted market prices.

     The weighted average interest pay rate for the Company's interest rate swap agreements was 8.35% and 7.66% at December 31, 1999 and 1998, respectively. During 1999, the cap interest rate agreements expired and were not renewed. At December 31, 1998, the weighted average interest rate for the cap interest agreements was 8.55%. The weighted average interest rate for the Company's interest rate collar agreements were 9.13% and 7.74%, for the cap and floor components, respectively, at December 31, 1999, and 8.61% and 7.31%, respectively, at December 31, 1998.

     The notional amounts of interest rate hedge agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of interest rate hedge agreements. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

     The fair value of interest rate hedge agreements generally reflects the estimated amounts that the Company would (receive) or pay (excluding accrued interest) to terminate the contracts on the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotations are available for the Company's interest rate hedge agreements.

     Management believes that the sellers of the interest rate hedge agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate hedge agreements are with certain of the participating banks under the Company's credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company's consolidated financial position or results of operations.

9.   REVENUES:

     Revenues consist of the following:

                                                                               PERIOD FROM
                                                                              DECEMBER 24,
                                                               YEAR ENDED     1998, THROUGH
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    -------------
Basic.......................................................   $  927,726        $ 9,347
Premium.....................................................      117,396          1,415
Pay-per-view................................................       26,627            260
Digital video...............................................        7,664             10
Advertising sales...........................................       67,918            493
Cable modem.................................................        9,991             55
Other.......................................................      168,508          2,133
                                                               ----------        -------
                                                               $1,325,830        $13,713
                                                               ==========        =======

10. OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:

     Operating, general and administrative expenses consist of the following:

                                                                               PERIOD FROM
                                                                              DECEMBER 24,
                                                               YEAR ENDED     1998, THROUGH
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    -------------
Programming.................................................    $304,103        $  3,137
General and administrative..................................     222,283           2,377
Service.....................................................      89,969             847
Advertising.................................................      29,683             344
Marketing...................................................      22,504             225
Other.......................................................      15,104             204
                                                                --------        --------
                                                                $683,646        $  7,134
                                                                ========        ========

11. RELATED PARTY TRANSACTIONS:

     Charter Investment and Charter provide management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. Certain costs for services are billed and charged directly to the Company's operating subsidiaries and are included in operating costs. These billings are allocated based on the number of basic customers. Such costs totaled $16.1 million and $128 for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, respectively. All other costs incurred by Charter Investment and Charter on behalf of the Company are recorded as expenses in the accompanying consolidated financial statements and are included in corporate expense charges-related parties.

Management believes that costs incurred by Charter Investment and Charter on the Company's behalf and included in the accompanying financial statements are not materially different than costs the Company would have incurred as a stand-alone entity.

     The Company pays certain costs on behalf of Charter Investment and Charter. These costs are reimbursed by Charter Investment and Charter and are recorded as receivables from manager of cable systems-related parties in the accompanying consolidated financial statements.

     Charter Investment utilizes a combination of excess insurance coverage and self-insurance programs for its medical, dental and workers' compensation claims. Charges are made to the Company as determined by independent actuaries at the present value of the actuarially computed present and future liabilities for such benefits. Medical coverage provides for $1.0 million aggregate stop loss protection and a loss limitation of $100 per person per year. Workers' compensation coverage provides for $1.0 million aggregate stop loss protection and a loss limitation of $250 per person per year.

     The Company is charged a management fee as stipulated in the management agreements between Charter Investment, Charter and the Company. As of December 31, 1999 and 1998, management fees currently payable of $5.6 million and $473, respectively, are included in payables to manager of cable television systems-related parties. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Investment and Charter, the Company will record distributions to (capital contributions from) Charter Investment and Charter. For the year ended December 31, 1999, the Company recorded distributions of $10.1 million. For the period from December 24, 1998, through December 31, 1998, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment and Charter on behalf of the Company. The Charter Operating Credit Facilities and notes outstanding prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. Any amount in excess of 3.5% of revenues owed to Charter Investment or Charter based on the management agreement is recorded as deferred management fees-related parties.

     Charter, Mr. Allen and certain affiliates of Mr. Allen own equity interests or warrants to purchase equity interests in various entities that provide services or programming to the Company, including High Speed Access Corp. (High Speed Access), WorldGate, Wink Communications, Inc. (Wink), ZDTV, LLC (ZDTV), USA Networks, Inc. (USA Networks) and Oxygen Media Inc. (Oxygen Media). In addition, certain officers of the Company or directors of Charter also serve as directors of High Speed Access and USA Networks. The Company and its affiliates do not hold controlling interests in any of these companies.

     Certain of the Company's cable customers receive cable modem-based Internet access through High Speed Access and TV-based Internet access through WorldGate. For the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, revenues attributable to these services were less than 1% of total revenues.

     The Company receives or will receive programming and certain interactive features embedded into the programming for broadcast via its cable systems from Wink, ZDTV, USA Networks and Oxygen Media. The Company pays a fee for the programming service generally based on the number of subscribers receiving the service. Such fees for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, were approximately 1% of total operating costs. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, were less than 1% of total revenues.

     In the second quarter of 1999, Charter Holdings loaned $50 million to Charter Holdco. The promissory note bears interest at 7.5% compounded annually. For the year ended December 31, 1999, Charter Holdings recognized $1.2 million of interest income pertaining to this promissory note. This note was repaid in November 1999.

     In connection with the issuance of the Charter Holdings Notes in March 1999, the Company extinguished substantially all existing long-term debt including debt at Marcus Cable. Prior to the merger with Marcus Cable in March 1999, the Company loaned Marcus Cable $1.7 billion. In April 1999, the loan was repaid.

     During November 1999, the Company received $906 million from Charter and Charter Holdco that was used to pay down the Charter Operating Credit Facilities. The Company recorded the funds as loans payable-related parties. The loans will be repaid with additional long-term borrowings made in connection with the Bresnan acquisition (See Note 17) and accordingly, the loans have been classified as long-term. The loans carry interest rates from 7.82% to 7.91%. Interest expense on the loans totaled $11.6 million for the year ended December 31, 1999.

12. OPTION PLAN:

     In accordance with an employment agreement between Charter Investment and the President and Chief Executive Officer of Charter and a related option agreement with the President and Chief Executive Officer, an option to purchase 7,044,127 Charter HoldCo membership interests, was issued to the President and Chief Executive Officer. The option vests over a four year period from the date of grant and expires ten years from the date of grant.

     In February 1999, Charter Holdings adopted an option plan providing for the grant of options. The plan was assumed by Charter Holdco. The option plan provides for grants of options to employees, officers and directors of Charter Holdco and its affiliates and consultants who provide services to Charter Holdco. Options granted vest over five years from the grant date, commencing 15 months after the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant.

     Membership units received upon exercise of the options are automatically exchanged for shares of Class A common stock of Charter on a one-for-one basis.

     A summary of the activity for the Company's option plan for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998 is as follows:

                                                              1999                       1998
                                                     -----------------------    ----------------------
                                                                    WEIGHTED                  WEIGHTED
                                                                    AVERAGE                   AVERAGE
                                                                    EXERCISE                  EXERCISE
                                                       SHARES        PRICE        SHARES       PRICE
                                                     -----------    --------    ----------    --------
Options outstanding, beginning of period...........    7,044,127     $20.00             --     $   --
Granted:
  December 23, 1998................................           --         --      7,044,127      20.00
  February 9, 1999.................................    9,111,681      20.00             --         --
  April 5, 1999....................................      473,000      20.73             --         --
  November 8, 1999.................................    4,741,400      19.00             --         --
Cancelled..........................................     (612,600)     19.95             --         --
                                                     -----------     ------     ----------     ------
Options outstanding, end of period.................   20,757,608     $19.79      7,044,127     $20.00
                                                     ===========     ======     ==========     ======
Weighted Average Remaining Contractual Life........    9.2 years                10.0 years
                                                     ===========                ==========
Options Exercisable, end of period.................    2,091,032     $19.90      1,761,032     $20.00
                                                     ===========     ======     ==========     ======
Weighted average fair value of options granted.....  $     12.59                $    12.50
                                                     ===========                ==========

     In February 2000, the Company granted 5.7 million options at $19.47 per share.

     The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for the option plans. Option compensation expense of $80.0 million and $845 for the year ended December 31, 1999, and for the period from December 24, 1998, to December 31, 1998, respectively, has been recorded in the consolidated financial statements since the exercise prices were less than the estimated fair values of the underlying membership interests on the date of grant. Estimated fair values were determined by the Company using the valuation inherent in the Paul Allen Transaction and valuations of public companies in the cable television industry adjusted for factors specific to the Company. Compensation expense is being recorded over the vesting period of each grant that varies from four to five years. As of December 31, 1999, deferred compensation remaining to be recognized in future periods totaled $79.4 million. No option compensation expense was recorded for the options granted on November 8, 1999, since the exercise price is equal to the estimated fair value of the underlying membership interests on the date of grant. Since the membership units are exchangeable into Class A common stock of Charter on a one-for-one basis, the estimated fair value was equal to the initial offering price of Class A common stock.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires pro forma disclosure of the impact on earnings as if the compensation costs for these plans had been determined consistent with the fair value methodology of this statement. The Company's net loss would have been increased to the following unaudited pro forma amounts under SFAS 123:

                                                                              PERIOD FROM
                                                                             DECEMBER 24,
                                                               YEAR ENDED    1998, THROUGH
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   -------------
Net loss:
  As reported...............................................   $(585,924)       $(5,277)
  Pro forma (unaudited).....................................    (610,258)        (5,495)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, respectively: risk-free interest rates of 5.5% and 4.8%; expected volatility of 43.8% and 43.7%; and expected lives of 10 years. The valuations assume no dividends are paid.

13. COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, were $10.3 million and $70, respectively. As of December 31, 1999, future minimum lease payments are as follows:

2000........................................................    $6,132
2001........................................................     4,614
2002........................................................     2,511
2003........................................................     1,921
2004........................................................     1,441
Thereafter..................................................     5,379

     The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, was $13.3 million and $137, respectively.

LITIGATION

     The Company is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer

Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During 1999, the amounts refunded by the Company have been insignificant. The Company may be required to refund additional amounts in the future.

     The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. As of December 31, 1999, approximately 18% of the Company's local franchising authorities are certified to regulate basic tier rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

14. EMPLOYEE BENEFIT PLANS:

     The Company's employees may participate in 401(k) plans (the "401(k) Plans"). Employees that qualify for participation can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) Plans totaling $2.9 million and $20 for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, respectively.

15. ACCOUNTING STANDARD NOT YET IMPLEMENTED:

     The Company is required to adopt Statement of Financial Accounting Standards Board No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements nor has the Company determined the timing of the adoption of SFAS No. 133. However, SFAS No. 133 could increase the volatility in earnings (losses).

16. PARENT COMPANY ONLY FINANCIAL STATEMENTS:

     As the result of limitations on and prohibition of distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to Charter Holdings, the parent company. The following parent company only financial statements of Charter Holdings account for the investment in Charter Operating under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

           CHARTER COMMUNICATIONS HOLDINGS, LLC (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
ASSETS
Cash and cash equivalents...................................  $    9,762    $       --
Investment in Charter Operating.............................   7,387,183     2,147,379
Other assets................................................      69,793            --
                                                              ----------    ----------
                                                              $7,466,738    $2,147,379
                                                              ==========    ==========
LIABILITIES AND MEMBER'S EQUITY
Current liabilities.........................................  $   47,365    $       --
Payables to manager of cable systems -- related parties.....       2,960            --
Long-term debt..............................................   3,072,151            --
Member's equity.............................................   4,344,262     2,147,379
                                                              ----------    ----------
                                                              $7,466,738    $2,147,379
                                                              ==========    ==========

           CHARTER COMMUNICATIONS HOLDINGS, LLC (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                               PERIOD FROM
                                                                              DECEMBER 24,
                                                               YEAR ENDED     1998, THROUGH
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    -------------
Interest expense............................................   $(221,925)        $    --
Interest income.............................................      11,833              --
Equity in loss of Charter Operating.........................    (375,832)         (5,277)
                                                               ---------         -------
  Net loss..................................................   $(585,924)        $(5,277)
                                                               =========         =======

           CHARTER COMMUNICATIONS HOLDINGS, LLC (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 PERIOD FROM
                                                                                DECEMBER 24,
                                                                 YEAR ENDED     1998, THROUGH
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $  (585,924)       $(5,277)
  Noncash interest expense..................................         78,473             --
  Equity in losses of Charter Operating.....................        375,832          5,277
  Changes in assets and liabilities.........................         48,825             --
                                                                -----------        -------
     Net cash used in operating activities..................        (82,794)            --
                                                                -----------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Charter Operating...........................     (1,730,466)            --
  Loans to Marcus Cable Holdings, LLC.......................     (1,680,142)
  Repayment of debt on behalf of Charter Operating..........       (663,259)
  Distributions received from Charter Operating.............         96,748             --
                                                                -----------        -------
     Net cash used in investing activities..................     (3,977,119)            --
                                                                -----------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from debt offering...........................      2,999,385             --
  Payments for debt issuance costs..........................        (74,000)            --
  Capital contributions.....................................      1,144,290             --
                                                                -----------        -------
     Net cash used in financing activities..................      4,069,675             --
                                                                -----------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................          9,762             --
CASH AND CASH EQUIVALENTS, beginning of period..............             --             --
                                                                -----------        -------
CASH AND CASH EQUIVALENTS, end of period....................    $     9,762        $    --
                                                                ===========        =======

17. SUBSEQUENT EVENTS:

     On January 1, 2000, Charter Holdco and Charter Holdings effected a number of transactions in which cable systems acquired by Charter Holdco in November 1999 were contributed to Charter Holdings (the "Transferred Systems"). The Company intends to account for the contribution of the Transferred Systems to Charter Holdings as a reorganization of entities under common control in a manner similar to pooling of interests effective January 1, 2000. Charter Holdings will revise its financial statements as of and for the year ended December 31, 1999, to reflect the reorganization. The accounts of the Transferred Systems will be included in Charter Holdings' financial statements from the date the Transferred Systems were acquired by Charter Holdco. This revision will occur in connection with the filing of Charter Holdings' Quarterly Report on Form 10-Q for the quarter ending March 31, 2000.

     On January 6, 2000, Charter Holdings issued notes with a principal amount of $1.5 billion (January 2000 Charter Holdings Notes). The January 2000 Charter Holdings Notes are comprised of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010, and $532.0 million 11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in the above transfers and the Bresnan acquisition (as defined below).

     On February 14, 2000, Charter Holdco and Charter Holdings completed the acquisition of Bresnan Communications Company Limited Partnership (Bresnan). Prior to the acquisition, Charter Holdco assigned a portion of its rights to purchase Bresnan to Charter Holdings. Charter Holdco and Charter Holdings purchased 52% of Bresnan from certain sellers for cash and certain sellers contributed 18% of Bresnan to Charter Holdco for 14.8 million Class C common membership units of Charter Holdco, an approximate 2.6% equity interest in Charter Holdco. Charter Holdco then transferred its ownership interest to Charter Holdings. Thereafter, Charter Holdings and certain sellers contributed all of the outstanding interests in Bresnan to CC VIII, LLC (CC VIII), a subsidiary of Charter Holdings and Bresnan was dissolved. In exchange for the contribution of their interests in Bresnan, the sellers received approximately 24.2 million Class A preferred membership units in CC VIII representing 30% of the equity of CC VIII and are entitled to a 2% annual return on their preferred membership units. The purchase price for Bresnan was approximately $3.1 billion subject to adjustment and was comprised of $1.1 billion in cash, $384.6 million and $629.5 million in equity in Charter Holdco and CC VIII, respectively, and approximately $1.0 billion in assumed debt. All the membership units received by the sellers are exchangeable on a one-for-one basis for Class A common stock of Charter. The Bresnan cable systems acquired are located in Michigan, Minnesota, Wisconsin and Nebraska, and serve approximately 686,000 (unaudited) customers.

     Subsequent to the completion of the Bresnan acquisition, Charter repurchased all of the outstanding Bresnan 9.25% Senior Discount Notes Due 2009 with an accreted value of $192.1 million and Bresnan 8.00% Senior Notes Due 2009 with a principal amount of $170.0 million for a total of $369.7 million. The notes were repurchased using a portion of the proceeds of the January 2000 Charter Holdings Notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Charter Communications Holdings, LLC:

     We have audited the accompanying consolidated statements of operations, changes in shareholder's investment and cash flows of Charter Communications Holdings, LLC and subsidiaries for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Charter Communications Holdings, LLC and subsidiaries for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
  February 5, 1999

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 PERIOD FROM
                                                                 JANUARY 1,
                                                                1998, THROUGH     YEAR ENDED
                                                                DECEMBER 23,     DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
REVENUES....................................................      $ 49,731         $18,867
                                                                  --------         -------
OPERATING EXPENSES:
  Operating, general and administrative.....................        25,952          11,767
  Depreciation and amortization.............................        16,864           6,103
  Corporate expense allocation -- related party.............         6,176             566
                                                                  --------         -------
                                                                    48,992          18,436
                                                                  --------         -------
     Income from operations.................................           739             431
                                                                  --------         -------
OTHER INCOME (EXPENSE):
  Interest expense..........................................       (17,277)         (5,120)
  Interest income...........................................            44              41
  Other, net................................................          (728)             25
                                                                  --------         -------
                                                                   (17,961)         (5,054)
                                                                  --------         -------
     Net loss...............................................      $(17,222)        $(4,623)
                                                                  ========         =======

 The accompanying notes are an integral part of these consolidated statements.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S INVESTMENT
                             (DOLLARS IN THOUSANDS)

                                                              COMMON    PAID-IN    ACCUMULATED
                                                              STOCK     CAPITAL      DEFICIT       TOTAL
                                                              ------    -------    -----------    --------
BALANCE, December 31, 1996................................      $--     $ 5,900     $ (3,252)     $  2,648
  Net loss................................................      --           --       (4,623)       (4,623)
                                                                --      -------     --------      --------
BALANCE, December 31, 1997................................      --        5,900       (7,875)       (1,975)
  Capital contributions...................................      --       10,800           --        10,800
  Net loss................................................      --           --      (17,222)      (17,222)
                                                                --      -------     --------      --------
BALANCE, December 23, 1998................................      $--     $16,700     $(25,097)     $ (8,397)
                                                                ==      =======     ========      ========

 The accompanying notes are an integral part of these consolidated statements.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               PERIOD FROM
                                                               JANUARY 1,
                                                              1998, THROUGH    YEAR ENDED
                                                              DECEMBER 23,    DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $ (17,222)      $ (4,623)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
       Depreciation and amortization........................       16,864          6,103
       Noncash interest expense.............................          267            123
       Loss on sale of cable system.........................           --          1,363
       (Gain) loss on disposal of property, plant and
        equipment...........................................          (14)           130
  Changes in assets and liabilities, net of effects from
     acquisition --
     Receivables............................................           10           (227)
     Prepaid expenses and other.............................         (125)            18
     Accounts payable and accrued expenses..................       16,927            894
     Payables to manager of cable systems-related party.....        5,288           (153)
     Other operating activities.............................          569             --
                                                                ---------       --------
          Net cash provided by operating activities.........       22,564          3,628
                                                                ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................      (15,364)        (7,880)
  Payment for acquisition, net of cash acquired.............     (167,484)            --
  Proceeds from sale of cable system........................           --         12,528
  Other investing activities................................         (486)            --
                                                                ---------       --------
          Net cash (used in) provided by investing
           activities.......................................     (183,334)         4,648
                                                                ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................      217,500          5,100
  Repayments of long-term debt..............................      (60,200)       (13,375)
  Capital contributions.....................................        7,000             --
  Payments for debt issuance costs..........................       (3,487)           (12)
                                                                ---------       --------
          Net cash provided by (used in) financing
           activities.......................................      160,813         (8,287)
                                                                ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........           43            (11)
CASH AND CASH EQUIVALENTS, beginning of period..............          626            637
                                                                ---------       --------
CASH AND CASH EQUIVALENTS, end of period....................    $     669       $    626
                                                                =========       ========
CASH PAID FOR INTEREST......................................    $   7,679       $  3,303
                                                                =========       ========

 The accompanying notes are an integral part of these consolidated statements.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

     Charter Communications Holdings, LLC (Charter Holdings), a Delaware limited liability company, was formed in February 1999 as a wholly owned subsidiary of Charter Investment, Inc. (Charter Investment). Charter Investment, through its wholly owned cable television operating subsidiary, Charter Communications Properties Holdings, LLC (CCPH), commenced operations with the acquisition of a cable television system on September 30, 1995.

     Effective December 23, 1998, as a part of a series of transactions, through which Paul G. Allen acquired Charter Investment, Mr. Allen acquired CCPH for an aggregate purchase price of $211 million, excluding $214 million in debt assumed (the "Paul Allen Transaction"). In conjunction with the Paul Allen Transaction, CCPH was converted from a corporation to a limited liability company. Also, in conjunction with the Paul Allen Transaction, Charter Investment for fair value acquired from unrelated third parties all of the interest it did not already own in CharterComm Holdings, LLC (CharterComm Holdings) and CCA Group (comprised of CCA Holdings, Corp., CCT Holdings Corp. and Charter Communications Long Beach, Inc.), all cable television operating companies, for $2.0 billion, excluding $1.8 billion in debt assumed. Charter Investment previously managed and owned minority interests in these companies. These acquisitions were accounted for using the purchase method of accounting, and accordingly results of operations of CharterComm Holdings and CCA Group are included in the financial statements of Charter Holdings from the date of acquisition. In February 1999, Charter Investment transferred all of its cable television operating subsidiaries to a wholly owned subsidiary of Charter Holdings, Charter Communications Operating, LLC (Charter Operating). Charter Holdings is a wholly owned subsidiary of Charter Communications Holding Company, LLC (Charter Holdco). The transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests.

     The accompanying consolidated financial statements include the accounts of CCPH and CCP, its wholly owned cable operating subsidiary, representing the consolidated financial statements of Charter Holdings and subsidiaries (collectively, the "Company") for all periods presented. The accounts of CharterComm Holdings and CCA Group are not included since these companies were not owned and controlled by Charter Investment prior to December 23, 1998.

     As a result of the change in ownership of CCPH, CharterComm Holdings and CCA Group, Charter Holdings has applied push-down accounting in the preparation of the consolidated financial statements effective December 23, 1998. Accordingly, the consolidated financial statements of Charter Holdings for periods ended on or before December 23, 1998, are presented on a different cost basis than the consolidated financial statements for the periods after December 23, 1998 (not presented herein), and are not comparable.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost that approximates market value.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

     Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows:

Cable distribution systems..................................    3-15 years
Buildings and leasehold improvements........................    5-15 years
Vehicles and equipment......................................     3-5 years

     For the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, depreciation expense was $6.2 million and $3.9 million, respectively.

FRANCHISES

     Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company.

OTHER ASSETS

     Debt issuance costs are being amortized to interest expense using the effective interest method over the term of the related debt. The interest rate cap costs are being amortized over the terms of the agreement, which approximates three years.

IMPAIRMENT OF ASSETS

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

     Cable television revenues from basic and premium services are recognized when the related services are provided.

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 23, 1998, and December 31, 1997, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

     Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Company's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

INTEREST RATE HEDGE AGREEMENTS

     The Company manages fluctuations in interest rates by using interest rate hedge agreements, as required by certain debt agreements. Interest rate swaps, caps and collars are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

     The Company's interest rate swap agreements require the Company to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. Interest rate caps and collars are entered into by the Company to reduce the impact of rising interest rates on floating rate debt.

     The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designated for hedging purposes and are not held or issued for speculative purposes.

INCOME TAXES

     The Company filed a consolidated income tax return with Charter Investment. Income taxes are allocated to the Company in accordance with the tax-sharing agreement between the Company and Charter Investment.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACQUISITION:

     In 1998, the Company acquired a cable system for an aggregate purchase price, net of cash acquired, of $228.4 million, comprised of $167.5 million in cash and $60.9 million in a note payable to the seller. The excess of the cost of properties acquired over the amounts assigned to net tangible assets at the date of acquisition was $207.6 million and is included in franchises.

     The above acquisition was accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the dates of acquisition. The purchase price was allocated to tangible and intangible assets based on estimated fair values at the acquisition date.

     Unaudited pro forma operating results as though the acquisition discussed above, excluding the Paul Allen Transaction, had occurred on January 1, 1997, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                                 PERIOD FROM
                                                                 JANUARY 1,
                                                                1998, THROUGH     YEAR ENDED
                                                                DECEMBER 23,     DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
                                                                         (UNAUDITED)
Revenues....................................................      $ 67,007         $ 63,909
Loss from operations........................................        (7,097)          (7,382)
Net loss....................................................      $(24,058)        $(26,099)

     The unaudited pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had the transaction been completed as of the assumed date or which may be obtained in the future.

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

4.   ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Activity in the allowance for doubtful accounts is summarized as follows:

                                                                 PERIOD FROM
                                                                 JANUARY 1,        FOR THE
                                                                1998, THROUGH     YEAR ENDED
                                                                DECEMBER 23,     DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
Balance, beginning of period................................       $   52           $  87
Acquisition of system.......................................           96              --
Charged to expense..........................................        1,122             325
Uncollected balances written off, net of recoveries.........         (778)           (360)
                                                                       --              --
                                                                   ------           -----
Balance, end of period......................................       $  492           $  52
                                                                   ======           =====

5.   SALE OF FT. HOOD SYSTEM:

     In February 1997, the Company sold the net assets of the Ft. Hood system, which served customers in Texas, for an aggregate sales price of approximately $12.5 million. The sale of the Ft. Hood system resulted in a loss of approximately $1.4 million, which is included in operating, general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 1997.

6.   INCOME TAXES:

     Deferred tax assets and liabilities are recognized for the estimated future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred income tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

     No current provision (benefit) for income taxes was recorded. The effective income tax rate is less than the federal rate of 35% primarily due to providing a valuation allowance on deferred income tax assets.

7.   RELATED-PARTY TRANSACTIONS:

     Charter Investment provides management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. Certain costs for services are billed and charged directly to the Company's operating subsidiaries and are included in operating costs. These billings are determined based on the number of basic customers. Such costs totaled $437 and $220, respectively, for the period from January 1, 1998, through December 23, 1998, and the year ended December 31, 1997. All other costs incurred by Charter Investment on behalf of the Company are expensed in the accompanying consolidated financial statements and are included in corporate expense allocations -- related party. The cost of these services is allocated based on the number of basic customers. Management considers these allocations to be reasonable for the operations of the Company.

     Charter Investment utilizes a combination of excess insurance coverage and self-insurance programs for its medical, dental and workers' compensation claims. Charges are made to the Company as determined by independent actuaries, at the present value of the actuarially computed present and future liabilities for such benefits. Medical coverage provides for $2.4 million aggregate stop loss protection and a loss limitation of $100 per

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES person per year. Workers' compensation coverage provides for $800 aggregate stop loss protection and a loss limitation of $150 per person per year.

     The Company is charged a management fee based on percentages of revenues as stipulated in the management agreement between Charter Investment and the Company. For the period from January 1, 1998, through December 23, 1998, and the year ended December 31, 1997, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment on behalf of the Company.

8.   COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, were $278 and $130, respectively.

     The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, was $421 and $271, respectively.

LITIGATION

     The Company is a party to lawsuits that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject to judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. As of December 31, 1998, the amount refunded by the Company has been insignificant. The Company may be required to refund additional amounts in the future.

     The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Company.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

     A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation. The Company is subject to state regulation in Connecticut.

9.   EMPLOYEE BENEFIT PLAN:

401(K) PLAN

     The Company's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan"). Employees that qualify for participation can contribute up to 15% of their salary, on or before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company contributes an amount equal to 50% of the first 5% of contributions by each employee. The Company contributed $74 and $29 for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, respectively.

APPRECIATION RIGHTS PLAN

     Certain employees of Charter participated in the 1995 Charter Communications, Inc. Appreciation Rights Plan (the "Plan"). The Plan permitted Charter Investment to grant 1,500,000 units to certain key employees, of which 1,251,500 were outstanding at December 31, 1997. Units received by an employee vest at a rate of 20% per year, unless otherwise provided in the participant's Appreciation Rights Unit Agreement. The appreciation rights entitled the participants to receive payment, upon termination or change in control of Charter Investment, of the excess of the unit value over the base value (defined as the appreciation value) for each vested unit. The unit value was based on adjusted equity, as defined in the Plan. Deferred compensation expense was based on the appreciation value since the grant date and was being amortized over the vesting period.

     As a result of the acquisition of Charter Investment by Mr. Allen, the Plan was terminated, all outstanding units became 100% vested and all amounts were paid by Charter Investment in 1999. The cost of this plan was allocated to the Company based on the number of basic customers. The company considers this allocation to be reasonable for the operations of the Company. For the period January 1, 1998, through December 23, 1998, the Company expensed $3,800, included in corporate expense allocation-related parties, and increased shareholder's investment for the cost of this plan.

10. ACCOUNTING STANDARD NOT YET IMPLEMENTED:

     In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for

             CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES qualifying hedges allows a derivative's gains and losses to offset related results on the hedged items in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133, has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements nor has determined the timing of the adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings (losses).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marcus Cable Holdings, LLC:

     We have audited the accompanying consolidated statements of operations, members' deficit and cash flows of Marcus Cable Holdings, LLC and subsidiaries for the three months ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Marcus Cable Holdings, LLC and subsidiaries and their cash flows for the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 6, 2000

                  MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                  THREE
                                                               MONTHS ENDED
                                                                MARCH 31,
                                                                   1999
                                                               ------------
REVENUES....................................................    $ 125,180
                                                                ---------
OPERATING EXPENSES:
  Operating costs...........................................       45,309
  General and administrative................................       23,675
  Depreciation and amortization.............................       51,688
  Management fees -- related party..........................        4,381
                                                                ---------
                                                                  125,053
                                                                ---------
     Income from operations.................................          127
                                                                ---------
OTHER INCOME (EXPENSE):
  Interest Income...........................................          104
  Interest expense..........................................      (27,067)
  Other, net................................................         (158)
                                                                ---------
                                                                  (27,121)
                                                                ---------
Loss before extraordinary item..............................      (26,994)
EXTRAORDINARY ITEM -- Loss from early extinguishment of
debt........................................................     (107,978)
                                                                ---------
Net loss....................................................    $(134,972)
                                                                =========

  The accompanying notes are an integral part of this consolidated statement.

                  MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF MEMBERS' DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                               MARCUS CABLE
                                                               PROPERTIES,      VULCAN     MEMBERS'
                                                                  L.L.C       CABLE, INC    DEFICIT
                                                               ------------   ----------   ---------
BALANCE, December 31, 1998..................................     $(21,355)    $ 125,639    $ 104,284
Net loss -- January 1, 1999 to March 31, 1999...............       (5,129)     (129,843)    (134,972)
                                                                 --------     ---------    ---------
BALANCE, March 31, 1999.....................................     $(26,484)    $  (4,204)   $ (30,688)
                                                                 ========     =========    =========

  The accompanying notes are an integral part of this consolidated statement.

                  MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                                   1999
                                                               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $  (134,972)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation and amortization..........................        51,688
     Amortization of non-cash interest expense..............           868
     Accretion of notes payable.............................        14,522
     Extraordinary item -- loss from early extinguishment of
      long-term debt........................................       107,978
     Changes in assets and liabilities, net of effects from
      dispositions of cable television systems-
       Accounts receivable..................................         2,650
       Prepaid expenses and other...........................         2,882
       Accounts payable and accrued expenses................       (13,170)
       Other operating activities...........................         9,022
                                                               -----------
          Net cash provided by operating activities.........        41,468
                                                               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................       (57,057)
                                                               -----------
          Net cash used in investing activities.............       (57,057)
                                                               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................        24,246
  Repayments of long-term debt..............................    (1,680,142)
  Loan from Charter Holdings................................     1,680,142
                                                               -----------
          Net cash provided by financing activities.........        24,246
                                                               -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................         8,657
CASH AND CASH EQUIVALENTS, beginning of period..............           813
                                                               -----------
CASH AND CASH EQUIVALENTS, end of period....................   $     9,470
                                                               ===========
CASH PAID FOR INTEREST......................................   $    12,807
                                                               ===========

  The accompanying notes are an integral part of this consolidated statement.

                  MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Marcus Cable Holdings, LLC (Marcus Holdings), a Delaware limited liability company, was formed in February 1999 as parent of Marcus Cable Company, L.L.C. (MCCLLC), formerly Marcus Cable Company, L.P. (MCCLP). MCCLP was formed as a Delaware limited partnership and was converted to a Delaware limited liability company on June 9, 1998. Marcus Holdings and its subsidiaries (collectively, the "Company") derive their primary source of revenues by providing various levels of cable television programming and services to residential and business customers. The Company's operations are conducted through Charter Cable Operating Company, LLC, formerly Marcus Cable Operating Company, L.L.C., a wholly owned subsidiary of the Company. The Company operates cable television systems primarily in Texas, Wisconsin, Indiana, California and Alabama.

     The accompanying consolidated financial statements include the accounts of MCCLLC and its subsidiary limited liability companies and corporations, representing the financial statements of the Company for the period presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On April 23, 1998, Vulcan Cable, Inc. and Paul G. Allen (collectively referred to as "Vulcan") acquired all of the outstanding limited partnership interest and substantially all of the general partner interest in MCCLP for cash payments of $1,392,000 (the "Vulcan Acquisition"). Under the terms of the purchase agreement, the owner of the remaining 0.6% general partner interest in the Company (the "Minority Interest"), which represents 100% of the voting control of the Company, could cause Vulcan to purchase the 0.6% general partner interest under certain conditions, or Vulcan could cause the Minority Interest to sell its interest to Vulcan under certain conditions at a fair value of not less than $8,000. On March 31, 1999, Vulcan acquired voting control of the Company by its acquisition of the Minority Interest for cash consideration.

     Effective December 23, 1998, through a series of transactions, Mr. Allen acquired approximately 94% of Charter Communications, Inc. (Charter) (renamed Charter Investment, Inc.). Beginning in October 1998, Charter began to manage the operations of the Company.

     In March 1999, Charter transferred all of its cable television operating subsidiaries to a subsidiary, Charter Communications Holdings, LLC (Charter Holdings) in connection with the issuance of Senior Notes and Senior Discount Notes totaling $3.6 billion. These operating subsidiaries were then transferred to Charter Communications Operating, LLC (Charter Operating). On April 7, 1999, the cable television operating subsidiaries of the Company were transferred to Charter Operating subsequent to the purchase by Mr. Allen of the Minority Interest.

     As a result of the Vulcan Acquisition, the Company recognized severance and stay-on bonus compensation of $16,034 for the year ended December 31, 1998. As of December 31, 1998, 35 employees and officers of the Company had been terminated and $13,634 had been paid under severance and bonus arrangements. By March 31, 1999, 50 additional employees were terminated and the remaining balance of $2,400 was paid in April 1999.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable television transmission and distribution facilities, and the cost of new customer installation. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for maintenance and repairs are charged to expense as incurred and equipment replacements and betterments are capitalized.

     Depreciation is provided by the straight-line method over the estimated useful lives of the related assets as follows:

Cable distribution systems..................................  3-10 years
Buildings and leasehold improvements........................  5-15 years
Vehicles and equipment......................................  3- 5 years

     Depreciation expense for the three months ended March 31, 1999 was $33,696.

     FRANCHISES

     Costs incurred in obtaining and renewing cable television franchises are deferred and amortized over the estimated lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company. Amortization expense for the three months ended March 31, 1999 was $17,992.

     OTHER ASSETS

     Debt issuance costs are amortized to interest expense over the term of the related debt.

     IMPAIRMENT OF ASSETS

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

     REVENUES

     Cable television revenues from basic and premium services are recognized when the related services are provided.

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable television system. As of March 31, 1999, no installation revenue has been deferred as direct selling costs exceeded installation revenue.

     INCOME TAXES

     Income taxes are the responsibility of the individual members and are not provided for in the accompanying financial statements. The Company's subsidiary corporations are subject to federal income tax but have had no operations since inception and therefore, no taxable income.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  MEMBERS' EQUITY (DEFICIT)

     Upon completion of the Vulcan Acquisition, Vulcan owned 99.4% of MCCLP through direct ownership of all LP Units and through 80% ownership of Marcus Cable Properties, Inc. ("MCPI"), the general partner of Marcus Cable Properties, L.P. ("MCPLP"), the general partner of MCCLP. The Minority Interest owned the voting common stock, or the remaining 20% of MCPI.

     On June 9, 1998, MCCLP was converted into a Delaware limited liability company with two members: Vulcan Cable, Inc., with 96.2% ownership, and Marcus Cable Properties, L.L.C. ("MCPLLC") (formerly MCPLP), with 3.8% ownership. Vulcan Cable, Inc. owns approximately 25.6% and MCPI owns approximately 74.4% of MCPLLC, with Vulcan's interest in MCPI unchanged. As there was no change in ownership interests, the historical partners' capital balances at June 9, 1998 were transferred to and became the initial equity of MCCLLC, and thus the accompanying statement of members' equity has been presented as if the conversion of MCCLP into MCCLLC occurred on April 23, 1998, the date of the Vulcan Acquisition (see Note 1).

     As of March 31, 1999, MCCLLC has 100 issued and outstanding membership units. Income and losses of MCCLLC are allocated to the members in accordance with their ownership interests. Members are not personally liable for obligations of MCCLLC.

4.  RELATED PARTY TRANSACTIONS

     The Company and Charter entered into a management agreement on October 6, 1998 whereby Charter began to manage the day-to-day operations of the Company. In consideration for the management consulting services provided by Charter, Marcus paid Charter an annual fee equal to 3% of the gross revenues of the cable system operations plus reimbursement for out of pocket costs and expenses incurred by Charter in performing services under the management agreement. For the three months ended March 31, 1999, management fees under this agreement were $4,381. In connection with the transfer of the Company's operating subsidiaries to Charter Operating, the annual fee paid by Marcus to Charter increased to 3.5%.

5.  EMPLOYEE BENEFIT PLAN

     The Company sponsored a 401(k) plan for its employees whereby employees that qualified for participation under the plan could contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matched participant contributions up to a maximum of 2% of a participant's salary. As a result of the Vulcan Acquisition, participants became fully vested in Company matching contributions.

     In connection with Vulcan's acquisition of Charter, the Marcus Plan's assets were frozen as of December 23, 1998 and employees became fully vested in company matching contributions after the Vulcan Acquisition. Effective January 1, 1999, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the "Charter Plan"). Employees that qualify for participation in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company contributes an amount equal to 50% of the first 5% of contributions by each employee. For the three months ended March 31, 1999, the Company made contributions to the Charter Plan of $237.

6.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Lease and rental costs charged to expense for the three months ended March 31, 1999 were $584. The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole attachments for the three months ended March 31, 1999 was $955.

     LITIGATION

     In Alabama, Indiana, Maryland, Texas and Wisconsin, customers have filed putative class action lawsuits on behalf of all of the Company's customers residing in those states who are or were customers, and who have been charged a processing fee for delinquent payment of their cable bill. The plaintiffs challenge the legality of the processing fee and seek declaratory judgment, injunctive relief and unspecified damages. The Company is in the process of finalizing a global settlement of these cases, which settlement must be approved by a court. Unless a global settlement is consummated and approved, the Company intends to vigorously defend the actions. At this stage, the Company is not able to project the final costs of settlement, the expenses of defending the actions or the potential outcome of the actions, including the impact on the consolidated financial position or results of operations.

     The Company is also party to lawsuits, which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     REGULATION IN THE CABLE TELEVISION INDUSTRY

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. As of December 31, 1998, the amount refunded by the Company has been insignificant. The Company may be required to refund additional amounts in the future.

     The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Company.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulates rates on the cable programming service tier (CPST). The FCC is currently developing permanent regulations to implement the rate deregulation provisions of the 1996 Telecom Act. The Company cannot predict the ultimate effect of the 1996 Telecom Act on the Company's financial position or results of operations.

     The FCC may further restrict the ability of cable television operators to implement rate increases or the United States Congress may enact legislation that could delay or suspend the scheduled March 1999 termination of CPST rate regulation. This continued rate regulation, if adopted, could limit the rates charged by the Company.

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

7.  LONG-TERM DEBT

     In March 1999, concurrent with the issuance of Senior Notes and Senior Discount Notes (see Note 1), Charter and the Company extinguished all long-term debt, excluding borrowings of Charter and the Company under their respective credit agreements, and refinanced all existing credit agreements at various subsidiaries of Charter and the Company with a new credit agreement entered into by Charter Operating. The excess of the amount paid over the carrying value of the Company's long-term debt, net of unamortized debt issuance costs, was recorded as Extraordinary item -- loss on early extinguishment of debt in the accompanying consolidated statement of operations.

8.  ACCOUNTING STANDARD NOT IMPLEMENTED

     In June 1998, the Financial Accounting Standards Boards adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility of earnings
(loss).

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
  Renaissance Media Group LLC

     We have audited the accompanying consolidated balance sheet of Renaissance Media Group LLC (the "Company") as of April 30, 1999 and the related consolidated statements of operations, changes in members' equity, and cash flows for the four months ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at April 30, 1999, and the consolidated results of its operations and its cash flows for the four months then ended in conformity with generally accepted accounting principles.

                                       /s/ ERNST & YOUNG LLP

New York, New York
June 4, 1999
except for Note 11, as to which the date is June 29, 1999

                          RENAISSANCE MEDIA GROUP LLC

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                              APRIL 30, 1999
                                                              --------------
ASSETS
Cash and cash equivalents...................................     $  5,400
Accounts receivable -- trade (less allowance for doubtful
  accounts of $86)..........................................          520
Accounts receivable -- other................................          492
Prepaid expenses and other assets...........................          416
Investment in cable television systems:
  Property, plant and equipment.............................       76,250
  Less: accumulated depreciation............................      (10,706)
                                                                 --------
                                                                   65,544
                                                                 --------
  Cable television franchises...............................      238,429
  Less: accumulated amortization............................      (16,754)
                                                                 --------
                                                                  221,675
                                                                 --------
  Intangible assets.........................................       17,544
  Less: accumulated amortization............................       (1,525)
                                                                 --------
                                                                   16,019
                                                                 --------
  Net investment in cable television systems................      303,238
                                                                 --------
Total assets................................................     $310,066
                                                                 ========
LIABILITIES AND MEMBERS' EQUITY
Accounts payable............................................     $    546
Accrued expenses............................................        3,222
Subscriber advance payments and deposits....................          657
Deferred marketing credits..................................          650
Debt........................................................      213,402
                                                                 --------
Total liabilities...........................................      218,477
                                                                 --------
Members' equity:
  Paid-in capital...........................................      108,600
  Accumulated deficit.......................................      (17,011)
                                                                 --------
Total members' equity.......................................       91,589
                                                                 --------
Total liabilities and members' equity.......................     $310,066
                                                                 ========

See accompanying notes to consolidated financial statements.

                          RENAISSANCE MEDIA GROUP LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1999
                                                              --------------
Revenues....................................................     $20,396
Costs and expenses:
  Service costs.............................................       6,325
  Selling, general and administrative.......................       3,057
  Depreciation and amortization.............................       8,912
                                                                 -------
Operating income............................................       2,102
Interest income.............................................         122
Interest (expense)..........................................      (6,321)
                                                                 -------
(Loss) before credit for taxes..............................      (4,097)
Credit for taxes............................................          65
                                                                 -------
Net (loss)..................................................     $(4,032)
                                                                 =======

See accompanying notes to consolidated financial statements.

                          RENAISSANCE MEDIA GROUP LLC
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          TOTAL
                                                              PAID-IN     ACCUMULATED    MEMBERS'
                                                              CAPITAL       DEFICIT       EQUITY
                                                              --------    -----------    --------
Balance December 31, 1998...................................  $108,600     $(12,979)     $95,621
Net (loss)..................................................        --       (4,032)      (4,032)
                                                              --------     --------      -------
Balance April 30, 1999......................................  $108,600     $(17,011)     $91,589
                                                              ========     ========      =======

See accompanying notes to consolidated financial statements.

                          RENAISSANCE MEDIA GROUP LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1999
                                                              --------------
OPERATING ACTIVITIES
Net (loss)..................................................     $(4,032)
Adjustments to non-cash and non-operating items:
  Depreciation and amortization.............................       8,912
  Accretion on Senior Discount Notes........................       3,528
  Other non-cash charges....................................         322
  Changes in operating assets and liabilities:
     Accounts receivable -- trade, net......................         206
     Accounts receivable -- other...........................          92
     Prepaid expenses and other assets......................         (75)
     Accounts payable.......................................      (1,496)
     Accrued expenses.......................................      (3,449)
     Subscriber advance payments and deposits...............          49
     Deferred marketing support.............................        (150)
                                                                 -------
Net cash provided by operating activities...................       3,907
                                                                 -------
INVESTING ACTIVITIES
Purchased cable television systems:
  Property, plant and equipment.............................        (830)
  Cable television franchises...............................      (1,940)
Escrow deposit..............................................         150
Capital expenditures........................................      (4,250)
Other intangible assets.....................................          16
                                                                 -------
Net cash used in investing activities.......................      (6,854)
                                                                 -------
FINANCING ACTIVITIES
Repayment of advances from Holdings.........................        (135)
                                                                 -------
Net cash used in financing activities.......................        (135)
                                                                 -------
Net decrease in cash and cash equivalents...................      (3,082)
Cash and cash equivalents at December 31, 1998..............       8,482
                                                                 =======
Cash and cash equivalents at April 30, 1999.................     $ 5,400
                                                                 =======
SUPPLEMENTAL DISCLOSURES
Interest paid...............................................     $ 4,210
                                                                 =======

See accompanying notes to consolidated financial statements

                          RENAISSANCE MEDIA GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Renaissance Media Group LLC ("Group") a wholly owned subsidiary of Renaissance Media Holdings LLC ("Holdings"), was formed in March 1998 to own and operate cable television systems in small and medium sized markets, which provide programming, and other related services, to subscribers through its hybrid coaxial and fiber optic distribution plant for a monthly fee. Group and its wholly owned subsidiaries, Renaissance Media (Louisiana) LLC ("Louisiana"), Renaissance Media (Tennessee) LLC ("Tennessee"), and Renaissance Media LLC ("Media") are collectively referred to as the "Company". On April 9, 1998, the Company acquired six cable television systems (the "Acquisition") from TWI Cable, Inc., a subsidiary of Time Warner Inc. ("Time Warner"). Prior to the Acquisition, the Company had no operations other than start-up related activities.

     On February 23, 1999, Holdings, Charter Communications, Inc. ("Charter"), now known as Charter Investment, Inc. and Charter Communications, LLC ("Buyer" or "CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"), providing for Holdings to sell and Buyer to purchase, all of the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction") subject to certain covenants and restrictions pending satisfaction of certain conditions prior to closing. The purchase price was $459,000, consisting of $348,000 in cash and $111,000 in assumed debt. On April 30, 1999, the Charter Transaction was consummated.

     These financial statements have been prepared as of and for the four months ended April 30, 1999 immediately prior to the consummation of the Charter Transaction.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

     During 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

     A significant portion of the customer base is concentrated within the local geographical area of each of the individual cable television systems. The Company generally extends credit to customers and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk which could have a material effect on the Company's financial condition.

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at purchased and capitalized cost. Capitalized internal costs principally consist of employee costs and interest on funds borrowed during construction. Capitalized labor, materials and associated overhead amounted to approximately $721 for the four months ended April 30, 1999. Replacements, renewals and improvements to installed cable plant are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the four months ended April 30, 1999 amounted to $3,434.

     Property, plant and equipment is depreciated using the straight-line method over the following estimated service lives:

Buildings and leasehold improvements........................  5-30 years
Cable systems, equipment and subscriber devices.............  5-30 years
Transportation equipment....................................   3-5 years
Furniture, fixtures and office equipment....................  5-10 years

     Property, plant and equipment at April 30, 1999 consisted of:

Land........................................................  $   436
Buildings and leasehold improvements........................    1,445
Cable systems, equipment and subscriber devices.............   64,658
Transportation equipment....................................    2,301
Furniture, fixtures and office equipment....................      923
Construction in progress....................................    6,487
                                                              -------
                                                               76,250
Less: accumulated depreciation..............................  (10,706)
                                                              -------
Total.......................................................  $65,544
                                                              =======

CABLE TELEVISION FRANCHISES AND INTANGIBLE ASSETS

     Cable television franchise costs include the assigned fair value, at the date of acquisition, of the franchises from purchased cable television systems. Intangible assets include goodwill, deferred financing and other intangible assets. Cable television franchises and intangible assets are amortized using the straight-line method over the following estimated useful lives:

Cable television franchises.................................    15 years
Goodwill....................................................    25 years
Deferred financing and other intangible assets..............  2-10 years

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

     Intangible assets at April 30, 1999 consisted of:

Goodwill....................................................  $ 8,608
Deferred financing costs....................................    8,307
Other intangible assets.....................................      629
                                                              -------
                                                               17,544
Less: accumulated amortization..............................   (1,525)
                                                              -------
Total.......................................................  $16,019
                                                              =======

     The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, cable television franchises and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized to the extent that the carrying value of such asset is greater than its fair value.

REVENUES AND COSTS

     Subscriber fees are recorded as revenue in the period the related services are provided and advertising revenues are recognized in the period the related advertisements are exhibited. Rights to exhibit programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to subscribers.

ADVERTISING COSTS

     Advertising costs are expensed upon the first exhibition of the related advertisements and are recorded net of marketing credits earned from launch incentive and cooperative advertising programs.

     During the four months ended April 30, 1999 the company earned marketing credits in excess of advertising expense incurred. Advertising expense and marketing credits amounted to $263 and $306, respectively, for the four months ended April 30, 1999.

ESTIMATES USED IN FINANCIAL STATEMENT PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  ACQUISITIONS

BAYOU VISION, INC.

     On February 3, 1999, Media acquired the cable television assets of Bayou Vision, Inc. and Gulf South Cable, Inc. serving approximately 1,950 subscribers in the Villages of Estherwood, Morse and Mermentau and Acadia and Livingston Parish, Louisiana. The cash purchase price was approximately $2,700 and was paid out of available Company funds.

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

4.  DEBT

     As of April 30, 1999, debt consisted of:

10% Senior Discount Notes at accreted value (a).............  $110,902
Credit Agreement (b)........................................   102,500
                                                              --------
                                                              $213,402
                                                              ========

---------------
(a) On April 9, 1998, the Company issued $163,175 principal amount at maturity, $100,012 initial accreted value, of 10% senior discount notes due 2008 (the "Notes"). The Notes pay no cash interest until April 15, 2003. From and after April 15, 2003 the Notes will bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April 15, 2008. The fair market value of the Notes at April 30, 1999 was $116,262. See Note 11 regarding the offer to repurchase the Notes.

(b) On April 9, 1998, Media entered into a credit agreement among Morgan Stanley & Co. Incorporated as Placement Agent, Morgan Stanley Senior Funding Inc., as Syndication Agent, the Lenders, CIBC Inc., as Documentation Agent and Bankers Trust Company as Administrative Agent (the "Credit Agreement"). The aggregate commitments under the Credit Agreement total $150,000, consisting of a $40,000 revolver (the "Revolver"), $60,000 Tranche A Term Loans and $50,000 Tranche B Term Loans (collectively the "Term Loans"). The Revolver and Term Loans are collateralized by a first lien position on all present and future assets and the member's interest of Media, Louisiana and Tennessee. The Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 1/2% on the unused portion of the revolver. Management believes the terms are comparable to those that could be obtained from third parties. The effective interest rate, including commitment fees and amortization of related deferred financing costs and the interest-rate cap, for the four months ended April 30, 1999 was 7.58%. See
    Note 11 regarding the repayment of amounts outstanding under the Credit Agreement upon consummation of the Charter Transaction. The Credit Agreement and the indenture pursuant to which the Notes were issued contain restrictive covenants on the Company regarding additional indebtedness, investment guarantees, loans, acquisitions, dividends and merger or sale of the subsidiaries and require the maintenance of certain financial ratios.

5.  INTEREST RATE CAP AGREEMENT

     The Company purchases interest rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated to its floating rate debt. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates the Company incurs on its floating rate debt. Payments to be received as a result of the specified interest rate index exceeding the strike price are accrued in other assets and are recognized as a reduction of interest expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest expense ratably during the life of the agreement. Upon termination of interest rate cap agreements, any gain is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as a reduction of interest expense.

     The Company purchased an interest rate cap agreement from Morgan Stanley Capital Services Inc. The carrying value as of April 30, 1999 was $34. The fair value of the interest rate cap was $0 as of April 30, 1999.

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

     The following table summarizes the interest rate cap agreement:

NOTIONAL                                       INITIAL    FIXED RATE
PRINCIPAL            EFFECTIVE   TERMINATION   CONTRACT      (PAY
AMOUNT      TERM       DATE         DATE         COST       RATE)
---------  -------   ---------   -----------   --------   ----------
$100,000   2 Years    12/1/97      12/1/99       $100       7.25%

6.  TAXES

     For the four months ended April 30, 1999, the credit for taxes has been calculated on a separate company basis. The components of the credit for taxes are as follows:

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1999
                                                              --------------
Federal:
  Current...................................................       $ --
  Deferred..................................................         --
State:......................................................         --
  Current...................................................        (65)
  Deferred..................................................         --
                                                                   ----
(Credit) for taxes..........................................       $(65)
                                                                   ====

     The Company's current state tax credit results from overpayment in 1998 of franchise tax in Tennessee and Mississippi and tax on capital in New York.

     The Company has a net operating loss ("NOL") carry-forward for income tax purposes which is available to offset future taxable income. This NOL totals approximately $22,324 and will expire in the year 2018 and 2019 at $14,900 and $7,424 respectively. The Company has established a valuation allowance to offset the entire potential future tax benefit of the NOL carry-forward and, therefore, has recognized no deferred tax asset with respect to the NOL.

     Louisiana and Tennessee have elected to be treated as corporations for federal income tax purposes and have not recorded any tax benefit for their losses as the realization of these losses by reducing future taxable income in the carry forward period is uncertain at this time.

7.  RELATED PARTY TRANSACTIONS

(A)  Transactions with Morgan Stanley entities

     In connection with the Acquisition, Media entered into the Credit Agreement with Morgan Stanley Senior Funding Inc. and Morgan Stanley & Co. Incorporated (collectively the "Morgan Stanley Entities") acted as the Placement Agent for the Notes. In connection with these services the Morgan Stanley Entities received customary fees and expense reimbursement comparable to that of a third party exchange.

(B)  Transactions with Time Warner and related parties

     In connection with the Acquisition, Media entered into an agreement with Time Warner (the "Time Warner Agreement"), pursuant to which Time Warner managed the Company's programming in exchange for providing the Company access to certain Time Warner programming arrangements (the "Programming Arrangements"). Management believes that programming rates made available to the Company through its relationship with Time

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

Warner are lower than rates that the Company could obtain separately. Such volume rates will not continue to be available after the Charter Transaction.

     For the four months ended April 30, 1999, the Company incurred approximately $2,716 in costs under the Programming Arrangements. In addition, the Company has incurred programming costs of approximately $958 for programming services owned directly or indirectly by Time Warner entities for the four months ended April 30, 1999.

(C)  Transactions with board member

     The Company has utilized the law firm of one of its board members for legal services for the Acquisition, financing agreements and various ongoing legal matters. These fees totaled approximately $154 for the four months ended April 30, 1999.

8.  ACCRUED EXPENSES

     Accrued expenses as of April 30, 1999 consist of the following:

Accrued franchise fees......................................  $  830
Accrued programming costs...................................     644
Accrued salaries, wages and benefits........................     516
Accrued interest............................................     340
Accrued property and sales tax..............................     231
Accrued legal and professional fees.........................      43
Other accrued expenses......................................     618
                                                              ------
                                                              $3,222
                                                              ======

9.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution plan which covers substantially all employees (the "Plan"). The Plan provides for contributions from eligible employees up to 15% of their compensation subject to Internal Revenue Code limitations. The Company's contribution to the Plan is limited to 50% of each eligible employee's contribution up to 10% of his or her compensation. The Company has the right in any year to set the amount of the Company's contribution percentage. Company matching contributions to the Plan for the four months ended April 30, 1999 were approximately $54. All participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years.

     In connection with the Charter Transaction, the Plan's assets were frozen as of April 30, 1999, and employees became fully vested. Effective July 1, 1999, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan.

10.  COMMITMENTS AND CONTINGENCIES

(A)  Leases

     The Company had rental expense under various lease and rental agreements primarily for offices, tower sites and warehouses of approximately $59 for the four months ended April 30, 1999. In addition, the Company rents utility poles in its operations generally under short term arrangements, but the Company expects these arrangements to recur. Total rent expense for utility poles was approximately $272 for the four months ended April 30, 1999.

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

     Future minimum annual rental payments under noncancellable leases are as follows:

1999........................................................  $ 29
2000........................................................    38
2001........................................................    24
2002........................................................    21
2003 and thereafter.........................................    70
                                                              ----
Total.......................................................  $182
                                                              ====

(B)  Employment Agreements

     Media entered into employment agreements with six senior executives, who are also investors in Holdings, for the payment of salaries and bonuses. In connection with the Charter Transaction, the employment agreements with the six senior executives were terminated with no liability to the Company.

(C)  Other Agreements

     In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, Time Warner agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 MHz) by November 30, 2000. This agreement with the FCC (the "FCC Agreement") has been assumed by the Company as part of the Acquisition and did not terminate as a result of the Charter Transaction. The Company has agreed to invest approximately $25,100 in upgrades to its cable infrastructure in accordance with the FCC Agreement.

     The Company has spent approximately $3,650 on such upgrades as of April 30, 1999.

11.  SUBSEQUENT EVENTS

     The Charter Transaction was consummated at the close of business on April 30, 1999. In connection with the closing of the Charter Transaction, all amounts outstanding under the Credit Agreement, including accrued interest and unpaid fees, were paid in full and the Credit Agreement was terminated. The effects of the debt repayment and the CC LLC capital contribution will be reflected in the consolidated financial statements of the Company for periods subsequent to April 30, 1999.

     In connection with the closing of the Charter Transaction, the Time Warner Agreement was terminated on April 30, 1999 and Media paid Time Warner $650 for deferred marketing credits owed to program providers under the Programming Arrangements. See Note 7 (Transactions with Time Warner and related parties).

     On May 28, 1999, as a result of the Charter Transaction (i.e., change of control) and in accordance with the terms and conditions of the indenture governing the Notes, the Company made an offer (the "Tender Offer") to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The Tender Offer expired on June 23, 1999, whereby 48,762 notes ($1,000 face amount at maturity) were validly tendered and accepted for purchase. On June 28, 1999, Charter Communications Operating, LLC, the indirect parent of Group, paid a sum of $34,223 for all of the Notes validly tendered. Accordingly, the Company recorded this payment for the extinguishment of debt as a capital contribution.

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

12.  MANAGEMENT AGREEMENT (UNAUDITED)

     Effective May 1, 1999, the Company is charged a management fee equal to 3.5% of revenues, as stipulated in the previous management agreement between Charter and Charter Communications Operating, LLC ("CCO"), the indirect parent of Group. To the extent that management fees charged to the Company are greater/(less) than the proportionate share (based on basic subscribers) of corporate expenses incurred by Charter on behalf of the Company, Group will record distributions to/(capital contributions from) Charter. On November 12, 1999, Charter and CCO entered into a revised management agreement eliminating the 3.5% management fee and entitling Charter to reimbursement from CCO of all of its costs incurred in connection with the performance of its services under the revised management agreement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greater Media, Inc.:

     We have audited the accompanying combined statements of income, changes in net assets and cash flows of Greater Media Cablevision Systems (see Note 1) (collectively, the "Combined Systems") included in Greater Media, Inc., for the nine months ended June 30, 1999. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations of the Combined Systems and their cash flows for the nine months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 6, 2000

                       GREATER MEDIA CABLEVISION SYSTEMS

                          COMBINED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                NINE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                                   1999
                                                                -----------
REVENUES....................................................      $62,469
                                                                  -------
OPERATING EXPENSES:
  Operating.................................................       26,248
  General and administrative................................        9,150
  Corporate charges- related party..........................        3,175
  Depreciation and amortization.............................        7,398
                                                                  -------
                                                                   45,971
                                                                  -------
     Income from operations.................................       16,498
                                                                  -------
OTHER EXPENSE:
  Interest expense, net.....................................         (705)
  Other.....................................................         (365)
                                                                  -------
INCOME BEFORE PROVISION IN LIEU OF INCOME TAXES.............       15,428
PROVISION IN LIEU OF INCOME TAXES...........................        6,646
                                                                  -------
NET INCOME..................................................      $ 8,782
                                                                  =======

The accompanying notes are an integral part of these combined statements.

                       GREATER MEDIA CABLEVISION SYSTEMS

                  COMBINED STATEMENT OF CHANGES IN NET ASSETS
                                 (IN THOUSANDS)

BALANCE, September 30, 1998.................................    $54,131
  Net income................................................      8,782
  Provision in lieu of income taxes.........................      6,646
  Net payments to affiliates................................        (34)
                                                                -------
BALANCE, June 30, 1999......................................    $69,525
                                                                =======

The accompanying notes are an integral part of these combined statements.

                       GREATER MEDIA CABLEVISION SYSTEMS

                        COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                                   1999
                                                                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     $  8,782
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................        7,398
     Provision in lieu of income taxes......................        6,646
     Loss on sale of fixed assets...........................          465
     Changes in assets and liabilities --
       Accounts receivable, prepaid expenses and other
        current assets......................................       (1,431)
       Other assets.........................................           10
       Accounts payable and accrued expenses................         (178)
       Customers' prepayments and deferred installation
        revenue.............................................          218
                                                                 --------
          Net cash provided by operating activities.........       21,910
                                                                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (13,797)
     Other..................................................         (512)
                                                                 --------
          Net cash used in investing activities.............      (14,309)
                                                                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments to affiliates................................          (34)
                                                                 --------
          Net cash used in financing activities.............          (34)
                                                                 --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................        7,567
CASH AND CASH EQUIVALENTS, beginning of period..............        4,080
                                                                 --------
CASH AND CASH EQUIVALENTS, end of period....................     $ 11,647
                                                                 ========
CASH PAID FOR NON-AFFILIATE INTEREST........................     $    264
                                                                 ========

The accompanying notes are an integral part of these combined statements.

                       GREATER MEDIA CABLEVISION SYSTEMS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization, Basis of Presentation and Operations

     Greater Media Cablevision Systems is comprised of the following Massachusetts-based cable television systems: Auburn, Boylston, Chicopee, Dudley, East Longmeadow, Easthampton, Grafton, Hampden, Holden, Leicester, Ludlow, Millbury, Northborough, Northbridge, Oxford, Paxton, Southampton, Southborough, Southbridge, Spencer, Sturbridge, Upton, Webster, West Boylston, West Brookfield, Westborough, Wilbraham and Worcester (the "Combined Systems"). The Combined Systems are wholly-owned by Greater Media Cablevision, Inc. (the "Company"). The combined financial statements do not include the accounts of Greater Philadelphia Cablevision, Inc. or Greater Philadelphia Cablevision Limited Partnership, which are also wholly-owned by the Company. The Company is a wholly-owned subsidiary of Greater Media, Inc. (the "Parent"). On June 30, 1999, Charter Communications Entertainment I, LLC, an indirect subsidiary of Charter Communications Holdings Company, LLC purchased the Combined Systems for an aggregate purchase price of $500 million plus a working capital adjustment (the "Charter Sale"). Effective with this change of ownership, the Combined Systems will be managed by Charter Investment, Inc.

     Significant intercompany accounts and transactions between the Combined Systems have been eliminated in the combined financial statements.

     The Combined Systems primarily provide cable television services to subscribers in central and western Massachusetts.

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property, Plant and Equipment

     Maintenance and repair costs are expensed when incurred. For financial reporting purposes, depreciation is provided on the straight-line method based on the following estimated useful lives:

Land improvements...........................................       20 years
Furniture, fixtures and equipment...........................     3-15 years
Buildings...................................................    15-40 years
Trunk and distribution systems..............................     7-12 years

     Depreciation expense for the nine months ended June 30, 1999, was $7,343.

Intangible Assets

     Intangible assets consist primarily of goodwill, which is amortized over forty years, and costs incurred in obtaining and renewing cable franchises, which are amortized over the life of the respective franchise agreements. Amortization expense for the nine months ended June 30, 1999, was $55.

Revenues

     Cable television revenues from basic and premium services are recognized when the related services are provided.

Segments

     Segments have been identified based upon management responsibility. The Company operates in one segment, cable services.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. INCOME TAXES

     The Combined Systems are included in the consolidated federal income tax return of the Parent. The Parent is responsible for tax payments applicable to the Combined Systems. The combined financial statements reflect a provision in lieu of income taxes as if the Combined Systems were filing on a separate company basis. Accordingly, the Combined Systems have included the provision in lieu of income taxes as a component of net assets.

     The provision in lieu of income taxes approximates the amount of tax computed using U.S. statutory rates, after reflecting state income tax expense.

3. RELATED PARTY TRANSACTIONS

     The Company and each of its subsidiaries are guarantors of the Parent's debt.

     The combined statements include charges for certain corporate expenses incurred by the Parent on behalf of the Combined Systems. Such charges amounted to $3,175 for the nine months ended June 30, 1999. Management believes that this cost is reasonable and reflects costs of doing business that the Combined Systems would have incurred on a stand-alone basis.

4. EMPLOYEE BENEFIT PLANS

401(k) Plan

     The Combined Systems' employees participate in the Greater Media, Inc. 401(k) Plan (the "401(k) Plan"). Employees that qualify for participation can contribute up to 12% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Combined Systems' contribute an amount equal to 50% of the participant's contribution, limited to the lessor of 3% of the participant's compensation or $1 per year. In connection with the Charter Sale, all employees became fully vested. Following the Charter Sale, the Company's 401(k) plan was merged into Charter Communication, Inc.'s.

     The Combined Systems expense relating to the 401(k) Plan for the nine months ended June 30, 1999, was $123.

PENSION

     Certain employees of the Combined Systems participate in a pension plan sponsored by the Parent. The Combined Systems allocable share of the pension expense amounted to $57 for the nine months ended June 30, 1999. As a result of the Charter Sale, the Combined Systems' employees became fully vested with respect to their plan benefits. No additional benefits will accrue to such employees in the future. In addition, the Parent is responsible for the allocable pension liability and will continue to administer the plan on behalf of the Combined Systems' employees.

5. COMMITMENTS AND CONTINGENCIES

Leases

     The Combined Systems lease certain facilities and equipment under noncancelable operating leases. Rent expense incurred for the nine months ended June 30, 1999, was $249.

     The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the nine months ended June 30, 1999, was $479.

Litigation

     The Combined Systems are a party to lawsuits that arise in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Combined Systems' combined financial position or results of operations.

Regulation in the Cable Television Industry

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Combined Systems cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. The Combined Systems may be required to refund additional amounts in the future.

     The Combined Systems believe that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Combined Systems are unable to justify its basic rates. The Combined Systems are unable to estimate at this time the amount of refunds, if any, that may be payable by the Combined Systems in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Combined Systems do not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Combined Systems.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Combined Systems do not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Combined Systems' financial position or results of operations.

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Helicon Partners I, L.P.:

     We have audited the accompanying combined statements of operations, changes in net assets and cash flows of Helicon Partners I, L.P. and affiliates for the seven months ended July 30, 1999. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations of Helicon Partners I, L.P. and affiliates and their cash flows for the seven months ended July 30, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 6, 2000

                    HELICON PARTNERS I, L.P. AND AFFILIATES
                        COMBINED STATEMENT OF OPERATIONS

                                                                SEVEN MONTHS
                                                                   ENDED
                                                                  JULY 30,
                                                                    1999
                                                                ------------
REVENUES....................................................    $ 49,564,581
                                                                ------------
OPERATING EXPENSES:
  Operating expenses........................................      16,358,995
  General and administrative expenses.......................      13,877,357
  Marketing expenses........................................       1,327,669
  Depreciation and amortization.............................      16,616,529
  Management fee charged by affiliate.......................       2,511,416
                                                                ------------
       Total operating expenses.............................      50,691,966
                                                                ------------
          Operating income..................................      (1,127,385)
                                                                ------------
INTEREST INCOME (EXPENSE):
  Interest expense..........................................     (20,681,592)
  Interest income...........................................         124,486
                                                                ------------
NET LOSS....................................................    $(21,684,491)
                                                                ============

   The accompanying notes are an integral part of these combined statements.

                    HELICON PARTNERS I, L.P. AND AFFILIATES
               COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                              PREFERRED                     CLASS A       CLASS B       CAPITAL
                               LIMITED       GENERAL        LIMITED       LIMITED     CONTRIBUTION     PARTNERS'
                               PARTNERS      PARTNER       PARTNERS       PARTNER      RECEIVABLE       DEFICIT
                              ---------      -------       --------       -------     ------------     ---------
Balance at December 31,
  1998......................  $8,567,467   $  (989,962)  $(134,807,570)          --     $(1,000)     $(127,231,065)
Distribution of additional
  preferred partnership
  interests.................     609,621        (6,097)       (603,524)          --          --                 --
Accretion of redeemable
  partnership interests.....          --      (269,961)    (26,726,132)          --          --        (26,996,093)
Capital contribution........          --            --              --    3,628,250          --          3,628,250
Net loss....................          --      (216,845)    (21,467,646)          --          --        (21,684,491)
                              ----------   -----------   -------------   ----------     -------      -------------
Balance at July 30,
  1999......................  $9,177,088   $(1,482,865)  $(183,604,872)  $3,628,250     $(1,000)     $(172,283,399)
                              ==========   ===========   =============   ==========     =======      =============

The accompanying notes are an integral part of these combined statements.

                    HELICON PARTNERS I, L.P. AND AFFILIATES

                        COMBINED STATEMENT OF CASH FLOWS

                                                                SEVEN MONTHS
                                                                   ENDED
                                                                  JULY 30,
                                                                    1999
                                                                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(21,684,491)
  Adjustments to reconcile net loss to net cash provided by
     operating activities-
     Depreciation and amortization..........................      16,616,529
     Amortization of debt discount and deferred financing
      costs.................................................       2,801,895
     Gain on sale of equipment..............................         (22,536)
     Interest on 12% subordinated notes paid through the
      issuance of additional notes
                                                                   2,706,044
     Changes in operating assets and liabilities-
       Receivables from subscribers.........................      (1,544,469)
       Prepaid expenses and other assets....................       2,773,825
       Accounts payable and accrued expenses................      (2,937,602)
       Subscriptions received in advance....................         803,151
       Accrued interest.....................................       2,557,212
                                                                ------------
          Net cash provided by operating activities.........       2,069,558
                                                                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................      (6,332,987)
     Proceeds from sale of equipment........................          32,288
  Cash paid for net assets of cable television systems, net
     of cash acquired.......................................      (6,217,143)
  Increase in intangible assets.............................        (487,595)
                                                                ------------
          Net cash used in investing activities.............     (13,005,437)
                                                                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans..................................      13,000,000
  Repayments of bank loans and other notes..................        (483,178)
  Capital contribution......................................       3,628,250
  Advances to affiliates, net...............................        (247,043)
  Payment of financing costs................................        (240,000)
                                                                ------------
          Net cash provided by financing activities.........      15,658,029
                                                                ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       4,722,150
CASH AND CASH EQUIVALENTS, beginning of period..............       5,130,561
                                                                ------------
CASH AND CASH EQUIVALENTS, end of period....................    $  9,852,711
                                                                ============
CASH PAID FOR INTEREST......................................    $ 12,582,725
                                                                ============
ACQUISITION OF PROPERTY, PLANT AND EQUIPMENT THROUGH THE
  ISSUANCE OF OTHER NOTES PAYABLE...........................    $    389,223
                                                                ============

   The accompanying notes are an integral part of these combined statements.

                    HELICON PARTNERS I, L.P. AND AFFILIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

     Helicon Partners I, L.P. ("the Partnership") was organized as a limited partnership under the laws of the State of Delaware. The Partnership owns all of the limited partnership interests in THGLP, representing a 99% ownership, and Baum Investment, Inc. ("Baum"), the general partner of THGLP, owns the 1% general partnership interest in THGLP. The Partnership also owns a 99% interest and THGLP owns a 1% interest in HPI Acquisition Co., LLC ("HPIAC"). The Partnership also owns an 89% limited partnership interest and Baum a 1% general partnership interest in Helicon OnLine, L.P. ("HOL"). The Partnership, THGLP, HPIAC and HOL are referred to collectively herein as the Company.

     The Company operates in one business segment offering cable television services in the states of Pennsylvania, West Virginia, North Carolina, South Carolina, Louisiana, Vermont, New Hampshire, Georgia and Tennessee. The Company also offers to customers advanced services, such as paging and private data network systems, including dial up access and a broad range of Internet access services in Pennsylvania and Vermont, dedicated high speed access, high speed cable modem access, world wide web design, and hosting services.

     On July 30, 1999, Charter-Helicon, LLC ("Charter-Helicon"), acquired a 1% interest in THGLP previously owned by Baum and became the General Partner of THGLP. Concurrently, Charter-Helicon and Charter Communications, LLC ("CC-LLC"), parent of Charter-Helicon, acquired all of the partnership interests of the Partnership. These transactions are collectively referred to as the "Helicon/Charter Deal" herein. In connection with the Helicon/Charter Deal, $228,985,000 of cash was paid to the equity holders; Baum retained a $25,000,000 limited liability company membership interest in Charter-Helicon; debt of $197,447,000 was repaid; debt of $115,000,000 was assumed; and other costs totaling $4,285,000 were incurred by CC-LLC.

     The post-closing process associated with the Helicon/Charter Deal has not been finished. Accordingly, the accompanying combined financial statements may not give effect to all adjustments arising from the change of ownership of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination

     The accompanying financial statements include the accounts of the Partnership, THGLP, HPIAC and HOL, which have been combined because of common ownership and control. They also reflect the accounts of THGLP's subsidiary, Helicon Capital Corp., which has nominal assets and no operations since its incorporation. All intercompany accounts and transactions have been eliminated in combination.

Partnership Profits, Losses and Distributions

     Under the terms of the partnership agreements of the Partnership and THGLP, profits, losses and distributions will be made to the general and Class A Limited Partners pro-rata based on their respective partnership interest. Holders of Preferred Limited Partnership Interests are entitled to an aggregate preference on liquidation of $6,250,000 plus cumulative in-kind distributions of additional Preferred Limited Partnership interests at an annual rate of 12%.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

     Revenue is recognized as services are provided to subscribers. Subscription revenues billed in advance for services are deferred and recorded as income in the period in which services are rendered.

Property, Plant and Equipment

     Property, plant and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets.

Intangible Assets and Deferred Costs

     Intangible assets and deferred costs are carried at cost and are amortized using the straight-line method over the estimated useful lives of the respective assets. When changes in events or circumstances warrant, the Company reviews the amortization periods of their intangible assets and deferred costs. The Company evaluates whether there has been a permanent impairment in the value of these assets by considering such factors including the projected undiscounted cash flows, current market conditions and changes in the cable television industry that would impact the recoverability of such assets.

Income Taxes

     No provision for Federal or state income taxes has been made in the accompanying combined financial statements since any liability for such income taxes is that of the partners and not of the Company.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITIONS

     On January 7, 1999, THGLP acquired cable television systems serving subscribers in the North Carolina counties of Carter, Johnson and Unicol. The aggregate purchase price was $5,228,097 and was allocated to the net assets acquired, which included property, plant and equipment and intangible assets, based on their estimated fair values.

     On March 1, 1999, HPIAC acquired a cable television system serving subscribers in the communities of Abbeville, Donalds and Due West, South Carolina. The aggregate purchase price was $723,356 and was allocated to the net assets acquired, which included property, plant and equipment, and intangible assets, based on their estimated fair value.

     The operating results relating to the above acquisitions are included in the accompanying combined financial statements from the acquisition dates forward. Pro forma operating results for 1999 as though the acquisitions had occurred on January 1, 1999, would not be materially different than historical operating results.

4. TRANSACTIONS WITH AFFILIATES

     Amounts due from/to affiliates result from management fees, expense allocations and temporary non-interest bearing loans. The affiliates are related to the Company through common ownership. Effective upon the execution of the Charter/Helicon Deal, Charter Investment, Inc. is the manager of the Company's operations.

     The Partnership was managed by Helicon Corp., an affiliated management company. During the seven months ended July 30, 1999, the Partnership was charged a management fee of $2,511,416. Management fees are calculated based on the gross revenues of the systems.

5. SENIOR SECURED NOTES

     THGLP and HCC (the "Issuers"), through a private placement offering, issued $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003 (the "Senior Secured Notes"), secured by substantially all the assets of THGLP. Interest is payable on a semi-annual basis in arrears on November 1 and May 1. The discount on the Senior Secured Notes is being amortized over the term of the Senior Secured Notes so as to result in an effective interest rate of 11% per annum.

6. LOANS PAYABLE TO BANKS

     On January 5, 1999, THGLP entered into a $12,000,000 Senior Subordinated Loan Agreement with Paribas Capital Funding, LLC (the "1999 Credit Facility"). Initial borrowings of $7,000,000 under the 1999 Credit Facility financed the acquisition of certain cable television systems in North Carolina. On February 19, 1999, the Company borrowed the remaining $5,000,000 available under the 1999 Credit Facility. Interest on the 1999 Credit Facility is payable at 11.5% per annum. On July 30, 1999, the amounts outstanding were repaid and the 1999 Credit Facility was terminated in connection with the Helicon/Charter Deal.

7. REDEEMABLE PARTNERSHIP INTERESTS

     In April 1996, the Partnership sold to unrelated investors, $34,000,000 aggregate principal amount of 12% Subordinated Notes (the "Subordinated Notes") and warrants (the "Warrants") to purchase 2,419.1 units of Class B Limited Partnership Interests (the "Units").

     The Subordinated Notes are subordinated to the senior indebtedness of the Partnership and are due April 1, 2004. Interest is payable semi-annually on each October 1 and April 1 in cash or through the issuance of additional Subordinated Notes, at the option of the Partnership. In the past, the Partnership has elected to satisfy interest due through the issuance of additional Subordinated Notes. The Partnership issued $2,706,044 of additional Subordinated Notes to pay interest due in April 1999.

     Holders of the Warrants had the right to acquire the Units at any time for a price of $1,500 per Unit. The Partnership estimated the Net Equity Value of the Warrants to be approximately $43,250,000 at December 31, 1998. The Net Equity Value, pursuant to the terms of the agreement, is the estimated amount of cash that would be available for distribution to the Partnership interests upon a sale of all the assets of the Partnership and its subsequent dissolution and liquidation. Such estimate as of December 31, 1998 reflects the amount that the holders of the Warrants have agreed to accept for their interests assuming a proposed sale of all of the interests of the Partnership is consummated. The increase in the Net Equity Value over the original carrying value of the Warrants is being accreted evenly over the period beginning with the date of the increase through September 2001. Such accretion is being reflected in the accompanying financial statements as an increase in the carrying value of the Warrants and the corresponding reduction in the carrying value of the capital accounts of the General and Class A Limited Partners.

     Immediately prior to the closing of the Helicon/Charter Deal. Baum contributed $3,628, 250 to exercise the Warrants and received 2,419.1 Units. This transaction triggered the acceleration of the accretion of the Units to their estimated Net Equity Value. Upon the close of the Charter/Helicon Deal, the holders received $43,250,000 in exchange for the Units.

8. COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases telephone and utility poles on an annual basis. The leases are self-renewing. Pole rental expenses for the seven months ended July 30, 1999 was $687.

     The Company utilizes certain office space under operating lease agreements, which expire at various dates through August 2013 and contain renewal options. Office rent expense was $192 for the seven months ended July 30, 1999.

Litigation

     The Company is a party to lawsuits that arise in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's combined financial position or results of operations.

Regulation in the Cable Television Industry

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. The Company may be required to refund additional amounts in the future.

     The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Company.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Company's financial position or results of operations.

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rifkin Cable Income Partners L.P.

     In our opinion, the accompanying balance sheet and the related statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Rifkin Cable Income Partners L.P. (the "Partnership") at September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     On September 13, 1999, all of the Partnership's interest were sold to Charter Communications, LLC. These financial statements represent the Partnership just prior to that transaction and do not reflect any adjustments related thereto.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 15, 2000

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                                 BALANCE SHEET

                                                              SEPTEMBER 13, 1999
                                                              ------------------
ASSETS
  Cash......................................................     $   145,036
  Customer accounts receivable, net of allowance for
     doubtful accounts of $2,349............................         109,874
  Accounts receivable, related party........................           7,328
  Accounts receivable, interpartnership.....................      13,638,312
  Other receivables.........................................          96,318
  Prepaid expenses and deposits.............................          20,920
  Property, plant and equipment, at cost:
     Transmission and distribution systems and related
      equipment.............................................      11,038,202
     Vehicles, office furniture and fixtures................         426,977
     Land, buildings and leasehold improvements.............         125,000
     Construction in process and spare parts inventory......          66,122
                                                                 -----------
                                                                  11,656,301
Less accumulated depreciation...............................        (831,684)
                                                                 -----------
     Property, plant and equipment, net.....................      10,824,617
Franchise costs, net of accumulated amortization of
  $792,708..................................................      12,706,195
                                                                 -----------
     Total assets...........................................     $37,548,600
                                                                 ===========
LIABILITIES AND EQUITY
Liabilities:
  Accrued liabilities.......................................     $   161,084
  Customer deposits and prepayments.........................         321,419
  Interpartnership debt.....................................      15,621,000
                                                                 -----------
     Total liabilities......................................      16,103,503
Commitments and contingencies (Notes 4 and 7)
  Divisional equity.........................................      21,445,097
                                                                 -----------
     Total equity...........................................      21,445,097
                                                                 -----------
       Total liabilities and equity.........................     $37,548,600
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                            STATEMENT OF OPERATIONS

                                                                     PERIOD
                                                                 JANUARY 1, 1999
                                                                TO SEPTEMBER 13,
                                                                      1999
                                                              ---------------------
REVENUE
  Service...................................................       $3,533,718
  Installation and other....................................          273,757
                                                                   ----------
     Total revenue..........................................        3,807,475
COSTS AND EXPENSES
  Operating expense.........................................          455,528
  Programming expense.......................................          862,317
  Selling, general and administrative expense...............          472,088
  Depreciation..............................................          836,050
  Amortization..............................................          792,708
  Management fees...........................................          190,374
  Loss on disposal of assets................................           52,885
                                                                   ----------
     Total costs and expenses...............................        3,661,950
                                                                   ----------
  Operating income..........................................          145,525
  Interest expense..........................................          536,877
                                                                   ----------
     Net loss...............................................       $ (391,352)
                                                                   ==========

The accompanying notes are an integral part of these financial statements.

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                              STATEMENT OF EQUITY

                                                                    PERIOD JANUARY 1, 1999 TO
                                                                       SEPTEMBER 13, 1999
                                                              -------------------------------------
                                                                 DIVISIONAL
                                                                   EQUITY               TOTAL
                                                              -----------------   -----------------
Equity contribution.........................................     $21,836,449         $21,836,449
  Net loss..................................................        (391,352)           (391,352)
                                                                 -----------         -----------
Equity, September 13, 1999..................................     $21,445,097         $21,445,097
                                                                 ===========         ===========

The accompanying notes are an integral part of these financial statements.

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                            STATEMENT OF CASH FLOWS

                                                              PERIOD JANUARY 1, 1999 TO
                                                                 SEPTEMBER 13, 1999
                                                              -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................        $   (391,352)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................           1,628,758
  Loss on disposal of fixed assets..........................              52,885
  Increase in customer accounts receivable..................             (58,351)
  Increase in accounts receivable, related party............              (7,328)
  Increase in accounts receivable, interpartnership.........         (13,638,312)
  Decrease in other receivables.............................              36,960
  Decrease in prepaid expenses and deposits.................              49,755
  Decrease in accrued liabilities...........................            (235,521)
  Increase in customer deposits and prepayments.............             195,207
                                                                    ------------
     Net cash used in operating activities..................         (12,367,299)
                                                                    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Initial cash acquisition cost, net of cash acquired.......         (21,771,547)
  Additions to property, plant and equipment................            (289,533)
  Additions to franchise costs..............................             (20,108)
  Net proceeds from sale of assets..........................               1,500
                                                                    ------------
     Net cash used in investing activities..................         (22,079,688)
                                                                    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions.....................................          21,836,449
  Proceeds from interpartnership debt.......................          13,119,981
  Payments on interpartnership debt.........................            (364,407)
                                                                    ------------
     Net cash provided by financing activities..............          34,592,023
                                                                    ------------
  Increase in cash..........................................             145,036
  Cash, beginning of period.................................                  --
                                                                    ------------
  Cash, end of period.......................................        $    145,036
                                                                    ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................................        $    536,877
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Rifkin Cable Income Partners L.P. (the "Partnership") was originally formed in 1986 as a limited partnership under the laws of the State of Delaware. The Partnership owns, operates and develops cable television systems in Missouri and New Mexico.

ACQUISITION BY INTERLINK COMMUNICATIONS PARTNERS, LLLP AND BASIS OF PRESENTATION

     Effective December 31, 1998, Interlink Communications Partners, LLLP ("ICP") acquired all of the Partnership's limited partner interest, and agreed to purchase all of the Partnership's interest for $21.7 million. This transaction was accounted for as a purchase; as such, assets and liabilities were written up to their fair value, resulting in an increase to property, plant and equipment and franchise costs of $6.4 million and $11.7 million, respectively.

     Effective April 1, 1999, ICP completed the purchase of the remaining general partner interest in the Partnership and the Partnership was merged into ICP and ceased to exist as a separate legal entity. The Partnership's financial statements subsequent to that date represent a divisional carve-out from ICP. These financial statements include all the direct costs of operating its business; however, certain assets, liabilities and costs not specifically related to the Partnership's activities were allocated and reflected in the financial position as of September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999. Allocations from ICP include amounts for debt, interest expense and management expense. Both debt and interest expense were allocated pro rata based on the Partnership's percentage of subscribers to total ICP subscribers. Management expense was allocated in accordance with the management agreement (Note 2). In addition, receivables and payables to ICP are presented in the accompanying financial statements net as amounts due to/from interpartnership. Management believes these allocations were made on a reasonable basis. Nonetheless, the financial information included herein may not necessarily reflect what the financial position and results of operations of the Partnership would have been as a stand-alone entity.

ACQUISITION BY CHARTER COMMUNICATIONS HOLDINGS, LLC

     On February 12, 1999, ICP signed a letter of intent to sell all of ICP's partnership interest to Charter Communications Holdings, LLC ("Charter"). On April 26, 1999, ICP signed a definitive Purchase and Sales Agreement with Charter for the sale of the individual partner's interest. The sales transaction closed on September 13, 1999. These financial statements represent the Partnership just prior to the transaction and do not reflect any related adjustments.

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed includes amounts for material, labor, overhead and capitalized interest, if applicable. Upon sale or retirement of an asset, the related costs and accumulated depreciation were removed from the accounts and any gain or loss is recognized.

     Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Transmission and distribution systems and related
  equipment.................................................    1-15 years
Vehicles, office furniture and fixtures.....................     1-5 years
Land, buildings and leasehold improvements..................    1-30 years

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

FRANCHISE COSTS

     Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from 1 to 18 years. The carrying value is assessed for recoverability by management based on an analysis of undiscounted expected future cash flows. The Partnership's management believes that there has been no impairment thereof as of September 13, 1999.

INCOME TAXES

     No provision for federal or state income taxes is necessary in the financial statements of the Partnership, because as a partnership, it is not subject to federal or state income tax as the tax effect of its activities accrues to the partners.

REVENUE RECOGNITION

     Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion expenses are charged to income during the year in which they are incurred and were not significant for the period shown.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  MANAGEMENT AGREEMENT

     The Partnership has a management agreement with R & A Management, LLC ("RML"). The management agreement provides that RML shall act as manager of the Partnership's CATV systems, and shall be entitled to annual compensation of 5% of the Partnership's CATV revenues, net of certain CATV programming costs. The result of this transaction included the conveyance of the Rifkin management agreement ("Rifkin Agreement") to RML ("RML Agreement"). Expenses incurred pursuant to this agreement and the RML Agreement are disclosed in total on the Statement of Operations.

3.  DEBT

     The Partnership has an interpartnership debt with ICP. Borrowings, including both principal and interest, at September 13, 1999 were $15,621,000 and had an effective interest rate of 8.68%.

     ICP has a term loan and revolving loan agreement with a bank. The amount of the term loan is $150,000,000, and requires varying quarterly payments plus interest commencing September 30, 2001 and continuing through March 31, 2007. On February 1, 1999, the term loan agreement was amended to increase the loan amount to $250,000,000. On July 16, 1999, the term loan agreement was amended again to increase the loan amount to $290,000,000. The interest rate on the term loan is generally the bank's prime rate plus 0% to 1.50%. The weighted average effective rate at September 13, 1999 was 8.74%.

     The revolving loan agreement provided for borrowing up to $100,000,000 at the Company's discretion. At September 13, 1999, $91,000,000 had been drawn against the $100,000,000 commitment. The revolving credit agreement expires on March 31, 2007. The revolver bears an interest rate at the bank's prime rate plus 0% to 1.50%

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

or LIBOR plus 1.25% to 2.75%. The specific rate is dependent upon the leverage ratio of ICP, which is recalculated quarterly. The weighted average effective interest rate at September 13, 1999 was 8.5%.

     The term loan and revolving loan agreement are collateralized by substantially all assets of ICP and its consolidated entities, including the Partnership.

4.  LEASE COMMITMENTS

     The Partnership leases certain real and personal property under noncancelable operating leases. Future minimum lease payments under these arrangements at September 13, 1999, were as follows:

1999........................................................  $ 60,870
2000........................................................    30,825
2001........................................................    30,000
2002........................................................     8,750
                                                              --------
                                                              $130,445
                                                              ========

     Total rent expense for the period January 1, 1999 to September 13, 1999 was $60,870, including $38,239 relating to cancelable pole rental agreements.

5.  RETIREMENT BENEFITS

     The Partnership has a 401(k) plan for its employees that have been employed by the Partnership for at least one year. Employees of the Partnership can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1999 contribution of $10,000 (as set by the Internal Revenue Service). The Partnership matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed. All participant contributions and earnings are fully vested upon contribution and Partnership contributions and earnings vest 20% per year of employment with the Partnership, becoming fully vested after five years. The Partnership's matching contributions for the period January 1, 1999 to September 13, 1999 were $3,850.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Partnership to estimate the fair values of financial instruments as disclosed herein:

     Cash, customer accounts receivable, other receivables, accounts payable and accrued liabilities and customer deposits and prepayments: The carrying value amount approximates fair value because of the short period to maturity.

     The interest rate on debt is adjusted at least quarterly; therefore, the carrying value of debt approximates its fair value.

7.  LITIGATION

     The Partnership could possibly be named as defendant in various actions and proceedings arising from the normal course of business. In all such cases, the Partnership will vigorously defend itself against the litigation and, where appropriate, will file counterclaims. Although the eventual outcome of potential lawsuits cannot be predicted, it is management's opinion that any such lawsuit will not result in liabilities that would have a material affect on the Partnership's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rifkin Acquisition Partners, L.L.L.P.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Rifkin Acquisition Partners, L.L.L.P. and its subsidiaries (the "Company") at September 13, 1999, and the results of their operations and their cash flows for the period from January 1, 1999 through September 13, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the financial statements, the Partnership has changed its method of accounting for start up costs in fiscal 1999.

     On September 13, 1999, all of the Partnership's interest were sold to Charter Communications, LLC. These financial statements represent the Partnership just prior to that transaction and do not reflect any adjustments related thereto.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 15, 2000

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                           CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 13, 1999
                                                              ------------------
ASSETS
Cash........................................................     $  4,475,108
Customer accounts receivable, net of allowance for doubtful
  accounts of $292,183......................................        1,258,522
Other receivables...........................................        3,384,472
Prepaid expenses and other..................................        1,616,219
Property, plant and equipment, at cost:
  Cable television transmission and distribution system and
     related equipment......................................      171,842,780
  Land, buildings, vehicles and furniture and fixtures......        8,946,860
                                                                 ------------
                                                                  180,789,640
Less accumulated depreciation...............................      (45,505,661)
                                                                 ------------
     Net property, plant and equipment......................      135,283,979
Franchise costs and other intangible assets, net of
  accumulated amortization of $80,047,118...................      164,685,102
                                                                 ------------
       Total assets.........................................     $310,703,402
                                                                 ============
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable and accrued liabilities..................     $ 21,110,015
  Customer deposits and prepayments.........................        1,514,732
  Payables to affiliates....................................          303,047
  Interest payable..........................................        3,234,019
  Deferred tax liability, net...............................        5,967,000
  Notes payable.............................................      236,075,000
                                                                 ------------
       Total liabilities....................................      268,203,813
Commitments and contingencies (Notes 5 and 9)
Redeemable partners' interests..............................       16,128,800
Partners' capital (deficit):
  General partner...........................................       (2,951,394)
  Limited partners..........................................       29,029,520
  Preferred equity interest.................................          292,663
                                                                 ------------
       Total partners' capital..............................       26,370,789
                                                                 ------------
          Total liabilities and partners' capital...........     $310,703,402
                                                                 ============

The accompanying notes are an integral part of these consolidated financial statements.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               PERIOD FROM
                                                               JANUARY 1,
                                                              1999 THROUGH
                                                              SEPTEMBER 13,
                                                                  1999
                                                              -------------
REVENUE
Service.....................................................  $ 62,252,012
Installation and other......................................     6,577,154
                                                              ------------
  Total revenue.............................................    68,829,166
COSTS AND EXPENSES
Operating expense...........................................    10,060,135
Programming expense.........................................    15,312,179
Selling, general and administrative expense.................    17,566,230
Depreciation................................................    11,760,429
Amortization................................................    17,681,246
Management fees.............................................     2,406,596
Loss on disposal of assets..................................       996,459
                                                              ------------
  Total costs and expenses..................................    75,783,274
                                                              ------------
Operating loss..............................................    (6,954,108)
Interest expense............................................    16,591,877
                                                              ------------
Loss before income taxes....................................   (23,545,985)
Income tax benefit..........................................    (1,975,000)
                                                              ------------
Loss before cumulative effect of accounting change..........   (21,570,985)
Cumulative effect of accounting change for organizational
  costs.....................................................      (111,607)
                                                              ------------
  Net loss..................................................  $(21,682,592)
                                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                      RIFKIN ACQUISITION PARTNERS, L.L.L.P
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                                  PREFERRED
                                                   EQUITY       GENERAL       LIMITED
                                                  INTEREST     PARTNERS       PARTNERS        TOTAL
                                                  ---------   -----------   ------------   ------------
Partners' capital (deficit), December 31,
  1998..........................................  $ 422,758   $(1,991,018)  $ 55,570,041   $ 54,001,781
  Accretion of redeemable partners' interest....         --      (743,550)    (5,204,850)    (5,948,400)
  Net loss......................................   (130,095)     (216,826)   (21,335,671)   (21,682,592)
Partners' capital (deficit), September 13,
  1999..........................................  $ 292,663   $(2,951,394)  $ 29,029,520   $ 26,370,789

     The partners' capital accounts for financial reporting purposes vary from the tax capital accounts.

The accompanying notes are an integral part of these consolidated financial statements.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               PERIOD FROM
                                                               JANUARY 1,
                                                              1999 THROUGH
                                                              SEPTEMBER 13,
                                                                  1999
                                                              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(21,682,592)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................    29,441,675
  Amortization of deferred loan costs.......................       684,095
  Loss on disposal of fixed assets..........................       996,459
  Deferred tax benefit......................................    (1,975,000)
  Changes in accounting for organizational costs............       111,607
  Decrease in customer accounts receivables.................       673,618
  Decrease in other receivables.............................     2,253,299
  Decrease in prepaid expenses and other....................       782,309
  Increase in accounts payable and accrued liabilities......     9,425,421
  Decrease in customer deposits and prepayments.............      (162,168)
  Decrease in interest payable..............................    (4,008,935)
  Increase in payable to affiliates.........................       303,047
                                                              ------------
     Net cash provided by operating activities..............    16,842,835
                                                              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment..................   (26,692,423)
Proceeds from purchase price adjustment for Tennessee
  trade.....................................................       276,147
Net proceeds from the sale of other assets..................       223,657
                                                              ------------
     Net cash used in investing activities..................   (26,192,619)
                                                              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank debt...........................    11,500,000
                                                              ------------
     Net cash provided by financing activities..............    11,500,000
                                                              ------------
Net increase in cash........................................     2,150,216
Cash, beginning of period...................................     2,324,892
                                                              ------------
Cash, end of period.........................................  $  4,475,108
                                                              ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $ 13,357,858
                                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL INFORMATION

     Rifkin Acquisition Partners, L.L.L.P. ("the Partnership") was formed pursuant to the laws of the State of Colorado. The Partnership and its subsidiaries are hereinafter referred to on a consolidated basis as the "Company." The Company owns, operates, and develops cable television systems in Georgia, Tennessee and Illinois. Rifkin Acquisition Management, L.P., an affiliate of R & A Management LLC (Note 4), is the general partner of the Partnership ("General Partner").

     The Partnership operates under a limited liability limited partnership agreement (the "Partnership Agreement") which establishes contribution requirements, enumerates the rights and responsibilities of the partners and advisory committee, provides for allocations of income, losses and distributions and defines certain items relating thereto. The Partnership Agreement provides that net income or loss, certain defined capital events and cash distributions, all as defined in the Partnership Agreement, are generally allocated 99% to the limited partners and 1% to the General Partner.

ACQUISITION BY CHARTER COMMUNICATIONS, LLC

     On February 12, 1999, the Company signed a letter of intent for the partners to sell all of their partnership interests to Charter Communications, LLC ("Charter"). On April 26, 1999, the Company signed a definitive Purchase and Sale Agreement with Charter for the sale of the individual partners' interest. The sales transaction closed on September 13, 1999. These statements represent the Company just prior to the transaction and do not reflect any adjustment related thereto.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the following entities:

     Rifkin Acquisition Partners, L.L.L.P.       Cable Equities of Colorado ("CEC")
     Cable Equities of Colorado, Ltd.            Cable Equities, Inc. ("CEI")
       Management Corp. ("CEM")                  Rifkin Acquisition Capital Corp. ("RACC")

     All significant intercompany accounts and transactions have been eliminated.

     REVENUE AND PROGRAMMING

     Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

     ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion expenses are charged to income during the year in which they are incurred and were not significant for the period shown.

     PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed, includes amounts for material, labor, overhead and interest, if applicable. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Capitalized interest was not significant for the period shown.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings...................................................     27-30years
Cable television transmission and distribution systems and
  related equipment.........................................      3-15years
Vehicles and furniture and fixtures.........................       3-5years

     Expenditures for maintenance and repairs are expensed as incurred.

FRANCHISE COSTS

     Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from one to twenty years. The carrying value of franchise costs is assessed for recoverability by management based on an analysis of undiscounted future expected cash flows from the underlying operations of the Company. Management believes that there has been no impairment thereof as of September 13, 1999.

OTHER INTANGIBLE ASSETS

     Certain loan costs have been deferred and are amortized to interest expense utilizing the straight-line method over the remaining term of the related debt. Use of the straight-line method approximates the results of the application of the interest method. The net amounts remaining at September 13, 1999 were $5,481,111.

REDEEMABLE PARTNERS' INTERESTS

     The Partnership Agreement provides that if a certain partner dies or becomes disabled, that partner (or his personal representative) shall have the option, exercisable by notice given to the partners at any time within 270 days after his death or disability (except that if that partner dies or becomes disabled prior to August 31, 2000, the option may not be exercised until August 31, 2000 and then by notice by that partner or his personal representative given to the partners within 270 days after August 31, 2000) to sell, and require the General Partner and certain trusts controlled by that partner to sell, and the Partnership to purchase, up to 50% of the partnership interests owned by any of such partners and certain current and former members of management of R&A Management LLC that requests to sell their interest, for a purchase price equal to the fair market value of those interests determined by appraisal in accordance with the Partnership Agreement. Accordingly, the current fair value of such partnership interests have been reclassified outside of partners' capital.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1999, the Company adopted, the Accounting Standards Executive Committee's Statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of Start-Up Activities, which requires the Company to expense all start up costs related to organizing a new business. During the first quarter of 1999, the Company wrote off the net book value of organization costs capitalized in prior years resulting in the recognition of a cumulative effect of accounting change of $111,607.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  INCOME TAXES

     Although the Partnership is not a taxable entity, two corporations (the "Subsidiaries") are included in the consolidated financial statements. These subsidiaries are required to pay taxes on their taxable income, if any.

     The following represents a reconciliation of pre-tax losses as reported in accordance with accounting principles generally accepted in the United States and the losses attributable to the partners and included in their individual income tax returns for the period from January 1, 1999 through September 13, 1999:

Pre-tax loss as reported, including cumulative effect of
  change in accounting principle............................    $ (23,657,592)
(Increase) decrease due to:
  Separately taxed book results of corporate subsidiaries...        5,274,000
  Effect of different depreciation and amortization methods
     for tax and book purposes..............................          672,000
Other.......................................................          (68,408)
                                                                -------------
Tax loss attributed to the partners.........................    $ (17,780,000)
                                                                =============

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     As a result of a change in control in 1995, the book value of the Company's net assets was increased to reflect their fair market value. In connection with this revaluation, a deferred income tax liability in the amount of $22,801,000 was established to provide for future taxes payable on the revised valuation of the net assets. A deferred tax benefit of $1,975,000 was recognized for the period from January 1, 1999 through September 13, 1999, reducing the liability to $5,967,000.

     Deferred tax asset (liability) was comprised of the following at September 13, 1999:

Deferred tax assets resulting from loss carryforwards.......    $  13,006,000
Deferred tax liabilities resulting from depreciation and
  amortization..............................................      (18,973,000)
                                                                -------------
Net deferred tax liability..................................    $  (5,967,000)
                                                                =============

     As of September 13, 1999, the Subsidiaries have net operating loss carryforwards ("NOLs") for income tax purposes of $34,589,000 substantially all of which are limited. The NOLs will expire at various times between the years 2000 and 2018. It is the opinion of management that the NOLs will be released from this limitation prior to their expiration dates and, as such, have not been limited in their calculation of deferred taxes. As the result of the sale of the Partnership's interest to Charter, a change in control, as defined in Section 382 of the Internal Revenue Code, has occurred which may limit Charter's ability to utilize these NOLs.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The benefit for taxes differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to the Company's pre-tax loss before cumulative effect of change in accounting principle as a result of the following for the period January 1, 1999 through September 13, 1999:

Tax benefit computed at statutory rate......................    $(8,241,095)
Increase (decrease) due to:
  Tax benefit for non-corporate loss........................      6,395,195
  Permanent differences between financial statement income
     and taxable income.....................................        (36,200)
State income tax............................................       (139,800)
Other.......................................................         46,900
                                                                -----------
Income tax benefit..........................................    $(1,975,000)
                                                                ===========

3.  NOTES PAYABLE

     Debt consisted of the following at September 13, 1999:

Senior Subordinated Notes...................................    $125,000,000
Tranche A Term Loan.........................................      21,575,000
Tranche B Term Loan.........................................      40,000,000
Reducing Revolving Loan.....................................      46,500,000
Senior Subordinated Debt....................................       3,000,000
                                                                ------------
                                                                $236,075,000
                                                                ============

     The notes and loans are collateralized by substantially all of the assets of the Company.

     On January 26, 1996, the Company and its wholly owned subsidiary, RACC (the "Issuers"), co-issued $125,000,000 of 11 1/8% Senior Subordinated Notes (the "Notes") to institutional investors. These notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. At September 13, 1999, all of the Notes were outstanding (see also Note 8).

     The Company has a $25,000,000 Tranche A term loan with a financial institution. This loan requires quarterly payments of $1,875,000 plus interest commencing on March 31, 2000. Any unpaid balance is due March 31, 2003. The agreement requires what it defines as excess proceeds from the sale of a cable system to be used to retire Tranche A term debt. As a result of the Company selling its assets in the State of Michigan in a prior year, there was $3,425,000 in excess proceeds which were used to pay principal. The interest rate on the Tranche A term loan is either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%.

     The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rate at September 13, 1999 was 7.23%.

     In addition, the Company has a $40,000,000 Tranche B term loan, which requires principal payments of $2,000,000 on March 31, 2002, $18,000,000 on March 31, 2003, and $20,000,000 on March 31, 2004. The Tranche B term loan bears an interest rate of 9.75% and is payable quarterly.

     The Company also has a reducing revolving loan providing for borrowing up to $20,000,000 at the Company's discretion, subject to certain restrictions, and an additional $60,000,000 available to finance acquisitions subject to certain restrictions. The additional financing amount available at September 13, 1999 was $40,000,000. At September 13, 1999, the full $20,000,000 available had been borrowed, and $26,500,000 had been drawn against the $40,000,000 commitment. The amount available for borrowing will decrease annually during its term with changes

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over the three years following September 13, 1999 as follows: 1999 -- $2,500,000 reduction per quarter and 2000 through 2002 -- $3,625,000 reduction per quarter. Any unpaid balance is due on March 31, 2003. The revolving loan bears an interest rate of either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%. The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rates at September 13, 1999 was 8.92%. The reducing revolving loan includes a commitment fee of 1/2% per annum on the unborrowed balance.

     Certain mandatory prepayments may also be required on the Tranche A term loan, the Tranche B term loan, and the reducing revolving credit based on the Company's cash flow calculations, proceeds from the sale of a cable system or equity contributions. Optional prepayments are allowed, subject to certain restrictions. The related loan agreement contains covenants limiting additional indebtedness, dispositions of assets, investments in securities, distribution to partners, management fees and capital expenditures. In addition, the Company must maintain certain financial levels and ratios. At September 13, 1999, the Company was in compliance with these covenants.

     The Company also has $3,000,000 of senior subordinated debt payable to a Rifkin Partner. The debt has a scheduled maturity, interest rate and interest payment schedule identical to that of the Notes, as discussed above.

     Based on the outstanding debt as of September 13, 1999, the minimum aggregate maturities for the four years following 1999 are: $13,500,000 in 2000, $22,000,000 in 2001, $23,075,000 in 2002, $29,500,000 in 2003 and $20,000,000 in
2004.

     Subsequent to September 13, 1999, $124.1 million of the $125 million in notes outstanding were purchased by Charter Communication and will be reflected as intercompany payable between Charter and RAP. The remaining $900,000 of outstanding notes were delisted and are no longer public.

4.  RELATED PARTY TRANSACTIONS

     The Company has a management agreement with R & A Management LLC ("RML"). The management agreement provides that RML shall manage the Company's CATV systems and shall be entitled to annual compensation of 3.5% of the Company's revenue. Expenses incurred pursuant to this agreement are disclosed in total in the Consolidated Statement of Operations.

     Certain Partnership expenses were paid by Charter and are reflected as Payables to affiliates in the accompanying financial statements.

5.  COMMITMENTS AND RENTAL EXPENSE

     The Company leases certain real and personal property under noncancelable operating leases expiring through the year 2007. Future minimum lease payments under such noncancelable leases as of September 13, 1999 are:

2000........................................................    $  339,320
2001........................................................       269,326
2002........................................................       252,042
2003........................................................       192,027
2004 and thereafter.........................................       393,479
                                                                ----------
                                                                $1,446,194
                                                                ==========

     Total rental expense and the amount included therein which pertains to cancelable pole rental agreements were as follows for the period indicated:

                                                              TOTAL RENTAL   CANCELABLE
                           PERIOD                               EXPENSE      POLE RENTAL
                           ------                             ------------   -----------
For the period January 1, 1999 through September 13, 1999...   $1,105,840     $767,270

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  COMPENSATION PLANS AND RETIREMENT PLANS

EQUITY INCENTIVE PLAN

     The Company maintains an Equity Incentive Plan (the "Plan") in which certain Rifkin executive officers and key employees, and certain key employees of the Company are eligible to participate. Plan participants in the aggregate, have the right to receive (i) cash payments of up to 2.0% of the aggregate value of all partnership interests of the Company (the "Maximum Incentive Percentage"), based upon the achievement of certain annual Operating Cash Flow (as defined in the Plan) targets for the Company for each of the calendar years 1996 through 2000, and (ii) an additional cash payment equal to up to 0.5% of the aggregate value of all partnership interests of the Company (the "Additional Incentive Percentage"), based upon the achievement of certain cumulative Operating Cash Flow targets for the Company for the five-year period ended December 31, 2000. Subject to the achievement of such annual targets and the satisfaction of certain other criteria based on the Company's operating performance, up to 20% of the Maximum Incentive Percentage will vest in each such year; provided, that in certain events vesting may accelerate. Payments under the Plan are subject to certain restrictive covenants contained in the Notes.

     No amounts are payable under the Plan except upon (i) the sale of substantially all of the assets or partnership interests of the Company or (ii) termination of a Plan participant's employment with Rifkin or the Company, as applicable, due to (a) the decision of the Advisory Committee to terminate such participant's employment due to disability, (b) the retirement of such participant with the Advisory Committee's approval or (c) the death of such Participant. The value of amounts payable pursuant to clause (i) above will be based upon the aggregate net proceeds received by the holders of all of the partnership interests in the Company, as determined by the Advisory Committee, and the amounts payable pursuant to clause (ii) above will be based upon the Enterprise Value determined at the time of such payment. For purposes of the Plan, Enterprise Value generally is defined as Operating Cash Flow for the immediately preceding calendar year times a specified multiple and adjusted based on the Company's working capital.

     The amount expensed for the period January 1, 1999 through September 13, 1999 relating to this plan was $7,440,964. The incentive accrual is recorded in accounts payable and accrued liabilities in the accompanying financial statements.

RETIREMENT BENEFITS

     The Company has a 401(k) plan for employees that have been employed by the Company for at least one year. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1999 contribution of $10,000 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed. All participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. The Company's matching contribution for the period from January 1, 1999 through September 13, 1999 was $61,178.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

     Cash, customer accounts receivable, other receivables, accounts payable and accrued liabilities and customer deposits and prepayments: The carrying value amount approximates fair value because of the short period to maturity.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Debt: The fair value of bank debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The fair value of public Senior Subordinated Notes is based on the market quoted trading value. The fair value of the Company's debt is estimated at $247,637,500 and is carried on the balance sheet at $236,075,000.

8.  SUMMARIZED FINANCIAL INFORMATION

     CEM, CEI and CEC (collectively, the "Guarantors") are all wholly owned subsidiaries of the Company and, together with RACC, constitute all of the Partnership's direct and indirect subsidiaries. Each of the Guarantors provides a full, unconditional, joint and several guaranty of the obligations under the Notes discussed in Note 6. Separate financial statements of the Guarantors are not presented because management has determined that they would not be material to investors.

     The following present summarized financial information of the Guarantors on a combined basis as of September 13, 1999 and for the period January 1, 1999 through September 13, 1999.

BALANCE SHEET

                                                                SEPTEMBER 13,
                                                                    1999
                                                                -------------
Cash........................................................    $     569,544
Accounts and other receivables, net.........................        2,907,837
Prepaid expenses............................................          620,284
Property, plant and equipment, net..........................       52,383,861
Franchise costs and other intangible assets, net............       51,397,528
Accounts payable and accrued liabilities....................       30,186,658
Other liabilities...........................................          669,223
Deferred taxes payable......................................        5,967,000
Notes payable...............................................      140,846,262
Equity (deficit)............................................      (69,790,089)

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     STATEMENT OF OPERATIONS

                                                                 PERIOD FROM
                                                                 JANUARY 1,
                                                                1999 THROUGH
                                                                SEPTEMBER 13,
                                                                    1999
                                                                -------------
Total revenue...............................................     $24,183,281
Total costs and expenses....................................      23,313,494
Interest expense............................................       9,920,062
Income tax benefit..........................................      (1,975,000)
                                                                 -----------
Net loss....................................................     $(7,075,275)
                                                                 ===========

9.  LITIGATION

     The Company could possibly be named as defendant in various actions and proceedings arising from the normal course of business. In all such cases, the Company will vigorously defend itself against the litigation and, where appropriate, will file counterclaims. Although the eventual outcome of potential lawsuits cannot be predicted, it is management's opinion that any such lawsuit will not result in liabilities that would have a material affect on the Company's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Indiana Cable Associates, Ltd.

     In our opinion, the accompanying balance sheet and the related statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Rifkin Cable Income Partners L.P. (the "Partnership") at September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     On September 13, 1999, all of the Partnership's interest were sold to Charter Communications, LLC. These financial statements represent the Partnership just prior to that transaction and do not reflect any adjustments related thereto.

/S/ PRICEWATERHOUSECOOPERS LLP

DENVER, COLORADO
  FEBRUARY 15, 2000

                         INDIANA CABLE ASSOCIATES, LTD.

                                 BALANCE SHEET

                                                                SEPTEMBER 13,
                                                                    1999
                                                              -----------------
ASSETS
Cash........................................................     $   166,550
Customer accounts receivable, less allowance for doubtful
  accounts of $6,523........................................         211,069
Accounts receivable, interpartnership.......................      13,814,907
Other receivables...........................................         436,723
Prepaid expenses and deposits...............................          50,196
Property, plant and equipment, at cost:
  Transmission and distribution systems and related
     equipment..............................................      10,025,106
  Buildings and leasehold improvements......................          55,480
  Vehicles, office furniture and fixtures...................         493,607
  Spare parts and construction inventory....................         101,334
                                                                 -----------
                                                                  10,675,527
Less accumulated depreciation...............................        (838,673)
                                                                 -----------
     Property, plant and equipment, net.....................       9,836,854
Franchise costs, net of accumulated amortization of
  $2,910,123................................................      18,944,392
                                                                 -----------
       Total assets.........................................     $43,460,691
                                                                 ===========
LIABILITIES AND EQUITY
Liabilities:
  Accrued liabilities.......................................     $   263,342
  Customer deposits and prepayments.........................         314,413
  Accounts payable, related party...........................          20,514
  Interpartnership debt.....................................      24,003,000
                                                                 -----------
       Total liabilities....................................      24,601,269
Commitments and contingencies (Notes 4 and 8)
Divisional equity...........................................      18,859,422
                                                                 -----------
       Total equity.........................................      18,859,422
                                                                 -----------
          Total liabilities and equity......................     $43,460,691
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

                            STATEMENT OF OPERATIONS

                                                              JANUARY 1, 1999 TO
                                                              SEPTEMBER 13, 1999
                                                              -------------------
REVENUE
Service.....................................................      $ 5,267,890
Installation and other......................................          765,902
                                                                  -----------
  Total revenue.............................................        6,033,792
COSTS AND EXPENSES
Operating expense...........................................          631,956
Programming expense.........................................        1,268,904
Selling, general and administrative expense.................        1,143,407
Depreciation................................................        1,009,515
Amortization................................................        2,910,123
Management fees.............................................          301,890
Loss on disposal of assets..................................        2,481,838
                                                                  -----------
  Total costs and expenses..................................        9,747,633
                                                                  -----------
Operating loss..............................................       (3,713,841)
Interest expense............................................          621,956
                                                                  -----------
  Net loss..................................................      $(4,335,797)
                                                                  ===========

The accompany notes are an integral part of these financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

                              STATEMENT OF EQUITY

                                                                 JANUARY 1, 1999 TO
                                                                 SEPTEMBER 13, 1999
                                                              -------------------------
                                                              DIVISIONAL
                                                                EQUITY         TOTAL
                                                              -----------   -----------
Equity contribution.........................................  $23,195,219   $23,195,219
  Net loss..................................................   (4,335,797)   (4,335,797)
                                                              -----------   -----------
Equity, September 13, 1999..................................  $18,859,422   $18,859,422
                                                              ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

                            STATEMENT OF CASH FLOWS

                                                                JANUARY 1, 1999 TO
                                                                SEPTEMBER 13, 1999
                                                                ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................       $ (4,335,797)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................          3,919,638
  Loss on disposal of assets................................          2,481,838
  Increase in customer accounts receivable..................           (125,274)
  Increase in accounts receivable, interpartnership.........        (13,814,907)
  Increase in other receivables.............................           (141,700)
  Decrease in prepaid expenses and deposits.................            102,379
  Increase in accrued liabilities...........................           (634,431)
  Increase in customer deposits and prepayments.............            266,955
  Increase in accounts payable, related party...............             20,514
                                                                   ------------
     Net cash used in operating activities..................        (12,260,785)
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Initial cash acquisition cost, net of cash acquired.........        (23,086,600)
Purchases of property, plant and equipment..................         (2,054,791)
Proceeds from sale of assets................................              2,734
Additions to franchise costs................................            (25,597)
                                                                   ------------
     Net cash used in investing activities..................        (25,164,254)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions.......................................         23,195,219
Proceeds from interpartnership debt.........................         14,807,682
Payments on interpartnership debt...........................           (411,312)
                                                                   ------------
     Net cash provided by financing activities..............         37,591,589
                                                                   ------------
Increase in cash............................................            166,550
Cash, beginning of period...................................                 --
                                                                   ------------
Cash, end of period.........................................       $    166,550
                                                                   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................       $    621,956
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Indiana Cable Associates, Ltd. (the "Partnership"), a Colorado limited partnership, was originally organized in March 1987 for the purpose of acquiring and operating cable television systems and related operations in Indiana and Illinois.

ACQUISITION BY INTERLINK COMMUNICATIONS PARTNERS, LLLP AND BASIS OF PRESENTATION

     Effective December 31, 1998, Interlink Communications Partners, LLLP ("ICP") acquired all of the Partnership's limited partner interest, and agreed to purchase all of the general Partners' interest for $23.1 million. This transaction was accounted for as a purchase; as such, assets and liabilities were written up to their fair value, resulting in an increase to property, plant and equipment and franchise costs of $7.0 million and $16.8 million, respectively.

     Effective April 1, 1999, ICP completed the purchase of the remaining general partner interest in the Partnership and the Partnership was merged into ICP and ceased to exist as a separate legal entity. The Partnership's financial statements subsequent to that date represent a divisional carve-out from ICP.

     These financial statements include all the direct costs of operating its business; however, certain assets, liabilities and costs not specifically related to the Partnership's activities were allocated and reflected in the financial position as of September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999. Allocations from ICP include amounts for debt, interest expense and management expense. Both debt and interest expense were allocated pro rata based on the Partnership's percentage of subscribers to total ICP subscribers. Management expense was allocated in accordance with the management agreement (Note 2). In addition, receivables and payables to ICP are presented in the accompanying financial statements net as amounts due to/from interpartnership. Management believes these allocations were made on a reasonable basis. Nonetheless, the financial information included herein may not necessarily reflect what the financial position and results of operations of the Partnership would have been as a stand-alone entity.

ACQUISITION BY CHARTER COMMUNICATIONS HOLDINGS, LLC

     On February 12, 1999, ICP signed a letter of intent to sell all of ICP's partnership interest to Charter Communications Holdings, LLC ("Charter"). On April 26, 1999, ICP signed a definitive Purchase and Sales Agreement with Charter for the sale of the individual partner's interest. The sales transaction closed on September 13, 1999. These financial statements represent the Partnership just prior to the transaction and do not reflect any related adjustments.

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed, include amounts for material, labor, overhead and capitalized interest, if applicable. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

     Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Transmission and distribution systems and related
  equipment.................................................    1-15 years
Buildings and leasehold improvements........................    5-27 years
Vehicles, office furniture and fixtures.....................     2-5 years

                         INDIANA CABLE ASSOCIATES, LTD.

FRANCHISE COSTS

     Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from 2 to 10 years. The carrying value is assessed for recoverability by management based on an analysis of undiscounted expected future cash flows. The Partnership's management believes that there has been no impairment thereof as of September 13, 1999.

INCOME TAXES

     No provision for federal or state income taxes is necessary in the financial statements of the Partnership, because as a partnership, it is not subject to federal or state income tax as the tax effect of its activities accrues to the partners.

REVENUE RECOGNITION

     Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion expenses are charged to income during the year in which they are incurred and were not significant for the period shown.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  MANAGEMENT AGREEMENT

     The Partnership has a management agreement with R & A Management, LLC ("RML"). The management agreement provides that RML shall manage the Partnership and shall receive annual compensation equal to 5% of gross revenues and an additional 5% if a defined cash flow level is met. The result of this transaction included the conveyance of the Rifkin management agreement (the "Rifkin Agreement") to RML (the "RML Agreement"). Expenses incurred pursuant to this agreement are disclosed in the Consolidated Statement of Operations.

3.  DEBT

     The Partnership has interpartnership debt with ICP. Borrowings, including both principal and interest, at September 13, 1999 were $24,003,000 and had an effective interest rate of 8.68%.

     ICP has a term loan and revolving loan agreement with a bank. The amount of the term loan is $150,000,000, and requires varying quarterly payments plus interest commencing September 30, 2001 and continuing through March 31, 2007. On February 1, 1999, the term loan agreement was amended to increase the loan amount to $250,000,000. On July 16, 1999, the term loan agreement was amended again to increase the loan amount to $290,000,000. The interest rate on the term loan is generally the bank's prime rate plus 0% to 1.50%. The weighted average effective rate at September 13, 1999 was 8.74%.

     The revolving loan agreement provided for borrowing up to $100,000,000 at the Company's discretion. At September 13, 1999, $91,000,000 had been drawn against the $100,000,000 commitment. The revolving credit agreement expires on March 31, 2007. The revolver bears an interest rate at the bank's prime rate plus 0% to 1.50%

                         INDIANA CABLE ASSOCIATES, LTD.

or LIBOR plus 1.25% to 2.75%. The specific rate is dependent upon the leverage ratio of ICP, which is recalculated quarterly. The weighted average effective interest rate at September 13, 1999 was 8.5%.

     The term loan and revolving loan agreement are collateralized by substantially all assets of ICP and its consolidated entities, including the Partnership.

4.  LEASE COMMITMENTS

     The Partnership leases certain real and personal property under noncancelable operating leases. Future minimum lease payments under these arrangements at September 13, 1999, were as follows:

1999........................................................  $ 77,802
2000........................................................    57,386
2001........................................................    45,749
2002........................................................    43,500
2003........................................................    43,500
Thereafter..................................................    40,875
                                                              --------
                                                              $308,812
                                                              ========

     Total rent expense for the period January 1, 1999 to September 13, 1999 was $77,802, including $43,253 relating to cancelable pole rental agreements.

5.  RETIREMENT BENEFITS

     The Partnership has a 401(k) plan for its employees that have been employed by the Partnership for at least one year. Employees of the Partnership can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1999 contribution of $10,000 (as set by the Internal Revenue Service). The Partnership matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed. All participant contributions and earnings are fully vested upon contribution and Partnership contributions and earnings vest 20% per year of employment with the Partnership, becoming fully vested after five years. The Partnership's matching contributions for the period January 1, 1999 to September 13, 1999 were $10,524.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Partnership to estimate the fair values of financial instruments as disclosed herein:

     Cash, customer accounts receivable, other receivables, accounts payable and accrued liabilities and customer deposits and prepayments: The carrying value amount approximates fair value because of the short period to maturity.

     The interest rate on debt is adjusted at least quarterly; therefore, the carrying value of debt approximates its fair value.

7.  RELATED PARTY TRANSACTIONS

     Certain Partnership expenses were paid by Charter and are reflected as Payables to affiliates in the accompanying financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

8.  LITIGATION

     The Partnership could possibly be named as defendant in various actions and proceedings arising from the normal course of business. In all such cases, the Partnership will vigorously defend itself against the litigation and, where appropriate, will file counterclaims. Although the eventual outcome of potential lawsuits cannot be predicted, it is management's opinion that any such lawsuit will not result in liabilities that would have a material affect on the Partnership's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
R/N South Florida Cable Management Limited Partnership

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of R/N South Florida Cable Management Limited Partnership and its subsidiaries (the "Partnership") at September 13, 1999, and the results of their operations and their cash flows for the period January 1, 1999 to September 13, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     On September 13, 1999, all of the Partnership's interest were sold to Charter Communications, LLC. These financial statements represent the Partnership just prior to that transaction and do not reflect any adjustments related thereto.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 15, 2000

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                                                                      AS OF
                                                                SEPTEMBER 13, 1999
                                                                ------------------
ASSETS
Cash........................................................       $    453,963
Customer accounts receivable, less allowance for doubtful
  accounts of $27,131.......................................            933,646
Accounts receivable, related party..........................            394,142
Accounts receivable, interpartnership.......................         30,273,104
Other receivables...........................................            780,723
Prepaid expenses and deposits...............................            195,198
Property, plant and equipment, at cost:
  Transmission and distribution systems and related
     equipment..............................................         24,629,591
  Vehicles, office furniture and equipment..................          1,131,040
  Leasehold improvements....................................              6,759
  Construction in process and spare parts inventory.........          1,519,099
                                                                   ------------
                                                                     27,286,489
Less accumulated depreciation...............................         (1,935,932)
                                                                   ------------
     Property, plant and equipment, net.....................         25,350,557
Franchise costs, less accumulated amortization of
  $17,527,564...............................................         65,160,673
          Total assets......................................       $123,542,006
                                                                   ============
LIABILITIES AND EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................       $  2,074,095
  Customer deposits and prepayments.........................          1,209,481
  Interpartnership debt.....................................         60,960,000
                                                                   ------------
          Total liabilities.................................         64,243,576
Commitments and contingencies (Notes 4 and 7) Divisional
  equity....................................................         59,298,430
                                                                   ------------
          Total equity......................................         59,298,430
                                                                   ------------
          Total liabilities and equity......................       $123,542,006
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   FOR THE PERIOD
                                                                   JANUARY 1, 1999
                                                                TO SEPTEMBER 13, 1999
                                                                ---------------------
REVENUE
  Service...................................................        $ 14,790,346
  Installation and other....................................           2,725,293
                                                                    ------------
          Total revenue.....................................          17,515,639
COSTS AND EXPENSES
  Operating expense.........................................           2,958,925
  Programming expense.......................................           3,957,126
  Selling, general and administrative expense...............           4,532,320
  Depreciation..............................................           1,997,656
  Amortization..............................................          17,527,564
  Management fees...........................................             700,626
  Loss on disposal of assets................................             685,800
                                                                    ------------
          Total costs and expenses..........................          32,360,017
                                                                    ------------
  Operating loss............................................         (14,844,378)
  Interest expense..........................................             760,517
                                                                    ------------
     Net loss...............................................        $(15,604,895)
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENT OF EQUITY

                                                                        FOR THE PERIOD
                                                                        JANUARY 1, 1999
                                                                     TO SEPTEMBER 13, 1999
                                                                -------------------------------
                                                                 DIVISIONAL
                                                                   EQUITY             TOTAL
                                                                ------------       ------------
Equity contribution.........................................    $ 74,903,325       $ 74,903,325
  Net loss..................................................     (15,604,895)       (15,604,895)
                                                                ------------       ------------
Divisional equity, September 13, 1999.......................    $ 59,298,430       $ 59,298,430
                                                                ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   FOR THE PERIOD
                                                                   JANUARY 1, 1999
                                                                TO SEPTEMBER 13, 1999
                                                                ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................        $(15,604,895)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................          19,525,221
     Loss on disposal of assets.............................             685,800
     Increase in customer accounts receivable...............            (478,307)
     Increase in accounts receivable, related party.........            (394,142)
     Increase in accounts receivable, intercompany..........         (30,273,104)
     Decrease in other receivables..........................             910,870
     Decrease in prepaid expenses and deposits..............             197,824
     Decrease in accounts payable and accrued liabilities...            (282,445)
     Increase in customer prepayments and deposits..........             519,116
                                                                    ------------
       Net cash used in operating activities................         (25,194,062)
                                                                    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Initial cash acquisition cost, net of cash acquired.......         (74,224,586)
  Purchases of property, plant and equipment................          (4,487,237)
  Additions to franchise costs..............................            (383,932)
  Proceeds from the sale of assets..........................             102,891
                                                                    ------------
       Net cash used in investing activities................         (78,992,864)
                                                                    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions.....................................          74,903,325
  Proceeds from interpartnership debt.......................          30,587,226
  Payments on interpartnership debt.........................            (849,662)
                                                                    ------------
       Net cash provided by financing activities............         104,640,889
                                                                    ------------
Increase in cash............................................             453,963
Cash, beginning of period...................................                  --
Cash, end of period.........................................        $    453,963
                                                                    ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................................        $    760,517
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

     The accompanying consolidated financial statements include the accounts of R/N South Florida Cable Management Limited Partnership (the "Partnership") and its substantially wholly owned subsidiary, Rifkin/ Narragansett South Florida CATV Limited Partnership (the "Operating Partnership"). Each partnership is a Florida Limited Partnership. The Partnership was originally organized in 1988 for the purpose of being the general partner to the Operating Partnership which is engaged in the installation, ownership, operation and management of cable television systems in Florida.

ACQUISITION BY INTERLINK COMMUNICATIONS PARTNERS, LLLP AND BASIS OF PRESENTATION

     Effective December 31, 1998, Interlink Communications Partners, LLLP ("ICP") acquired all of the Partnership's limited partner interest, and agreed to purchase all of the Partnership's interest for $74.2 million. This transaction was accounted for as a purchase; as such, assets and liabilities were written up to their fair value, resulting in an increase to property, plant and equipment and franchise costs of $5.0 million $77.1 million, respectively.

     Effective July 1, 1999, ICP completed the purchase of the remaining general partner interest in the Partnership and the Partnership was merged into ICP and ceased to exist as a separate legal entity. The Partnership's financial statements subsequent to that date represent a divisional carve-out from ICP. These financial statements include all the direct costs of operating its business; however, certain assets, liabilities and costs not specifically related to the Partnership's activities were allocated and reflected in the financial position as of September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999. Allocations from ICP include amounts for debt, interest expense and management expense. Both debt and interest expense were allocated pro rata based on the Partnership's percentage of subscribers to total ICP subscribers. Management expense was allocated in accordance with the management agreement (Note 2). In addition, receivables and payables to ICP are presented in the accompanying financial statements net as amounts due to/from interpartnership. Management believes these allocations were made on a reasonable basis. Nonetheless, the financial information included herein may not necessarily reflect what the financial position and results of operations of the Partnership would have been as a stand-alone entity.

ACQUISITION BY CHARTER COMMUNICATIONS HOLDINGS, LLC

     On February 12, 1999, ICP signed a letter of intent to sell all of ICP's partnership interest to Charter Communications Holdings, LLC ("Charter"). On April 26, 1999, ICP signed a definitive Purchase and Sales Agreement with Charter for the sale of the individual partner's interest. The sales transaction closed on September 13, 1999. These financial statements represent the Partnership just prior to the transaction and do not reflect any related adjustments.

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed, include amounts for material, labor, overhead and capitalized interest, if applicable. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciation expense is calculated using the straight-line method of depreciation over the estimated useful lives of the assets as follows:

Transmission and distribution systems and related
  equipment.................................................    1-15 years
Vehicles, office furniture and equipment....................    2-5 years
Leasehold improvements......................................    5 years

FRANCHISE COSTS

     Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from 2 to 10 years. The carrying value is assessed for recoverability by management based on an analysis of undiscounted expected future cash flows. The Partnership's management believes that there has been no impairment thereof as of September 13, 1999.

INCOME TAXES

     No provision for federal or state income taxes is necessary in the financial statements of the Partnership, because as a partnership, it is not subject to federal or state income tax as the tax effect of its activities accrues to the partners.

REVENUE RECOGNITION

     Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion expenses are charged to income during the year in which they are incurred and were not significant for the period shown.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. MANAGEMENT AGREEMENT

     The Partnership has a management agreement with R & A Management, LLC ("RML"). The management agreement provides that RML shall manage the Operating Partnership and shall be entitled to annual compensation of 4% of gross revenues. The result of this transaction included the conveyance of the Rifkin management agreement (the "Rifkin Agreement") to RML (the "RML Agreement"). Expenses incurred pursuant to this agreement are disclosed in the Consolidated Statement of Operations.

3. DEBT

     The Partnership has an interpartnership debt with ICP. Borrowings, including both principal and interest, at September 13, 1999 were $60,960,000 and had an effective interest rate of 8.68%.

     ICP has a term loan and revolving loan agreement with a bank. The amount of the term loan is $150,000,000, and requires varying quarterly payments plus interest commencing September 30, 2001 and continuing through March 31, 2007. On February 1, 1999, the term loan agreement was amended to increase the loan amount to $250,000,000. On July 16, 1999, the term loan agreement was amended again to increase the loan amount to

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$290,000,000. The interest rate on the term loan is generally the bank's prime rate plus 0% to 1.50%. The weighted average effective rate at September 13, 1999 was 8.74%.

     The revolving loan agreement provided for borrowing up to $100,000,000 at the Company's discretion. At September 13, 1999, $91,000,000 had been drawn against the $100,000,000 commitment. The revolving credit agreement expires on March 31, 2007. The revolver bears an interest rate at the bank's prime rate plus 0% to 1.50% or LIBOR plus 1.25% to 2.75%. The specific rate is dependent upon the leverage ratio of ICP, which is recalculated quarterly. The weighted average effective interest rate at September 13, 1999 was 8.5%.

     The term loan and revolving loan agreement are collateralized by substantially all assets of ICP and its consolidated entities, including the Partnership.

4. LEASE COMMITMENTS

     The Partnership leases certain real and personal property under noncancelable operating leases. Future minimum lease payments under these arrangements at September 13, 1999, were as follows:

1999........................................................  $203,667
2000........................................................   178,432
2001........................................................   148,399
                                                              --------
                                                              $530,498
                                                              ========

     Total rent expense for the period January 1, 1999 to September 13, 1999 was $187,831, including $68,806 relating to cancelable pole rental agreements.

5. RETIREMENT BENEFITS

     The Operating Partnership has a 401(k) plan for its employees that have been employed by the Operating Partnership for at least one year. Employees of the Operating Partnership can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1999 contribution of $10,000 (as set by the Internal Revenue Service). The Operating Partnership matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed. All participant contributions and earnings are fully vested upon contribution and Operating Partnership contributions and earnings vest 20% per year of employment with the Operating Partnership, becoming fully vested after five years. The Operating Partnership's matching contributions for the period January 1, 1999 to September 13, 1999 were $19,721.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Partnership to estimate the fair values of financial instruments as disclosed herein:

     Cash, customer accounts receivable, other receivables, accounts payable and accrued liabilities and customer deposits and prepayments: The carrying value amount approximates fair value because of the short period to maturity.

     The interest rate on debt is adjusted at least quarterly; therefore, the carrying value of debt approximates its fair value.

7. LITIGATION

     The Partnership could possibly be named as defendant in various actions and proceedings arising from the normal course of business. In all such cases, the Partnership will vigorously defend itself against the litigation and,

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

where appropriate, will file counterclaims. Although the eventual outcome of potential lawsuits cannot be predicted, it is management's opinion that any such lawsuit will not result in liabilities that would have a material affect on the Partnership's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of InterMedia Partners
and InterMedia Capital Partners IV, L.P.

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of InterMedia Cable Systems (comprised of components of InterMedia Partners and InterMedia Capital Partners IV, L.P.) at September 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the nine-months ended September 30, 1999 and for the years ended December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of InterMedia Partners and InterMedia Capital Partners IV, L.P.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 6, 2000

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                            COMBINED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
ASSETS
Accounts receivable, net of allowance for doubtful accounts
  of $903 and $899, respectively............................      $ 14,971         $ 14,425
Receivables from affiliates.................................         7,966            5,623
Prepaid expenses............................................         1,100              423
Other current assets........................................           186              350
                                                                  --------         --------
  Total current assets......................................        24,223           20,821
Intangible assets, net......................................       214,182          255,356
Property and equipment, net.................................       228,676          218,465
Deferred income taxes.......................................        15,279           12,598
Investments and other non-current assets....................           544            2,804
                                                                  --------         --------
  Total assets..............................................      $482,904         $510,044
                                                                  --------         --------
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities....................      $ 15,504         $ 19,230
Deferred revenue............................................        11,151           11,104
Payables to affiliates......................................         2,265            3,158
                                                                  --------         --------
  Total current liabilities.................................        28,920           33,492
Note payable to InterMedia Partners IV, L.P.................       406,975          396,579
Deferred channel launch revenue.............................         3,583            4,045
                                                                  --------         --------
  Total liabilities.........................................       439,478          434,116
                                                                  --------         --------
Commitments and contingencies
Mandatorily redeemable preferred shares.....................        14,934           14,184
Equity......................................................        28,492           61,744
                                                                  --------         --------
  Total liabilities and equity..............................      $482,904         $510,044
                                                                  ========         ========

See accompanying notes to combined financial statements.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                       COMBINED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                 NINE MONTHS          YEAR ENDED
                                                                    ENDED            DECEMBER 31,
                                                                SEPTEMBER 30,    --------------------
                                                                    1999           1998        1997
                                                                -------------    --------    --------
REVENUES
Basic and cable services....................................      $105,275       $125,920    $112,592
Pay services................................................        20,699         23,975      24,467
Other services..............................................        26,815         26,167      25,519
                                                                  --------       --------    --------
                                                                   152,789        176,062     162,578
COSTS AND EXPENSES
Program fees................................................        35,579         39,386      33,936
Other direct expenses.......................................        15,280         16,580      16,500
Selling, general and administrative expenses................        33,315         30,787      29,181
Management and consulting fees..............................         2,356          3,147       2,870
Depreciation and amortization...............................        79,325         85,982      81,303
                                                                  --------       --------    --------
                                                                   165,855        175,882     163,790
                                                                  --------       --------    --------
Profit/(loss) from operations...............................       (13,066)           180      (1,212)
                                                                  --------       --------    --------
OTHER INCOME (EXPENSE)
Interest expense............................................       (17,636)       (25,449)    (28,458)
Interest and other income...................................           187            341         429
Gain on sale of investment..................................         1,678             --          --
Gain on sale/exchange of cable systems......................            --         26,218      10,006
Other expense...............................................        (4,397)        (3,188)     (1,431)
                                                                  --------       --------    --------
                                                                   (20,168)        (2,078)    (19,454)
                                                                  --------       --------    --------
Loss before income tax benefit (expense)....................       (33,234)        (1,898)    (20,666)
Income tax benefit (expense)................................         2,681         (1,623)      4,026
                                                                  --------       --------    --------
NET LOSS....................................................      $(30,553)      $ (3,521)   $(16,640)
                                                                  ========       ========    ========

See accompanying notes to combined financial statements.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                    COMBINED STATEMENT OF CHANGES IN EQUITY

                             (DOLLARS IN THOUSANDS)

Balance at January 1, 1997..................................    $ 69,746
Net loss....................................................     (16,640)
Accretion for mandatorily redeemable preferred shares.......        (882)
Net contributions from parent...............................       6,489
                                                                --------
Balance at December 31, 1997................................      58,713
Net loss....................................................      (3,521)
Accretion for mandatorily redeemable preferred shares.......        (945)
Net cash contributions from parent..........................       6,350
In-kind contribution from parent............................       1,147
                                                                --------
Balance at December 31, 1998................................      61,744
Net loss....................................................     (30,553)
Accretion for mandatorily redeemable preferred shares.......        (750)
Net distributions to parent.................................      (1,949)
                                                                --------
Balance at September 30, 1999...............................    $ 28,492
                                                                ========

See accompanying notes to combined financial statements.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                       COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 NINE MONTHS          YEAR ENDED
                                                                    ENDED            DECEMBER 31,
                                                                SEPTEMBER 30,    --------------------
                                                                    1999           1998        1997
                                                                -------------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................      $(30,553)      $ (3,521)   $(16,640)
Adjustments to reconcile net loss to cash flows from
  operating activities:
  Depreciation and amortization.............................        79,325         85,982      81,303
  Loss on disposal of fixed assets..........................         1,497          3,177         504
  Gain on sale of investment................................        (1,678)            --          --
  Gain on sale/exchange of cable systems....................            --        (26,218)    (10,006)
  Changes in assets and liabilities:
     Accounts receivable....................................          (546)        (1,395)     (2,846)
     Receivables from affiliates............................        (2,343)        (3,904)       (639)
     Prepaid expenses.......................................          (677)           203        (251)
     Other current assets...................................           164           (106)        (10)
     Deferred income taxes..................................        (2,681)         1,623      (4,311)
     Other non-current assets...............................         1,088           (517)        (58)
     Accounts payable and accrued liabilities...............           134         (2,073)      4,436
     Deferred revenue.......................................           740          1,208       1,399
     Payables to affiliates.................................          (893)           373         469
     Accrued interest.......................................        17,636         25,449      28,458
     Deferred channel launch revenue........................        (1,155)         2,895       2,817
                                                                  --------       --------    --------
  Cash flows from operating activities......................        60,058         83,176      84,625
                                                                  --------       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................       (52,848)       (72,673)    (87,253)
  Sale/exchange of cable systems............................            --           (398)     11,157
  Proceeds from sale of investment..........................         2,850             --          --
  Intangible assets.........................................          (871)          (372)       (506)
                                                                  --------       --------    --------
  Cash flows from investing activities......................       (50,869)       (73,443)    (76,602)
                                                                  --------       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (distributions) contributions to/from parent..........        (1,949)         6,350       6,489
  Net repayment of borrowings...............................        (7,240)       (16,083)    (14,512)
                                                                  --------       --------    --------
  Cash flows from financing activities......................        (9,189)        (9,733)     (8,023)
                                                                  --------       --------    --------
Net change in cash..........................................            --             --          --
                                                                  --------       --------    --------
Cash at beginning of period.................................            --             --          --
                                                                  --------       --------    --------
Cash at end of period.......................................      $     --       $     --    $     --
                                                                  ========       ========    ========

See accompanying notes to combined financial statements.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BASIS OF PRESENTATION

THE CHARTER TRANSACTIONS

     InterMedia Partners, a California limited partnership ("IP-I"), and InterMedia Capital Partners IV, L.P., a California limited partnership, ("ICP-IV", together with IP-I, "InterMedia") are affiliated through common control and management. Robin Media Group, Inc. , a Nevada corporation, ("RMG") is a majority owned subsidiary of ICP-IV. On April 20, 1999 InterMedia and certain of its affiliates entered into agreements (the "Agreements") with affiliates of Charter Communications, Inc. ("Charter") to sell and exchange certain of their cable television systems ("the Charter Transactions"). The Charter Transactions closed on October 1, 1999.

     Specifically, ICP-IV and its affiliates sold certain of their cable television systems in Tennessee and Gainesville, Georgia through a combination of asset sales and the sale of their equity interests in RMG, and exchanged their systems in and around Greenville and Spartanburg, South Carolina for Charter systems located in Indiana, Kentucky, Utah and Montana. Immediately upon Charter's acquisition of RMG, IP-I exchanged its cable television systems in Athens, Georgia, Asheville and Marion, North Carolina and Cleveland, Tennessee for RMG's cable television systems located in middle Tennessee.

     The cable systems retained by Charter upon consummation of the Charter Transactions, together with RMG, are referred to as the "InterMedia Cable Systems," or the "Systems."

PRESENTATION

     The accompanying combined financial statements represent the financial position of the InterMedia Cable Systems as of September 30, 1999 and December 31, 1998 and 1997 and the results of their operations and their cash flows for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997. The Systems being sold or exchanged do not individually or collectively comprise a separate legal entity. Accordingly, the combined financial statements have been carved-out from the historical accounting records of InterMedia.

CARVE-OUT METHODOLOGY

     Throughout the periods covered by the combined financial statements, the individual cable systems were operated and accounted for separately. However, the Charter Transactions exclude certain systems (the "Excluded Systems") which were operated as part of the Marion, North Carolina and western Tennessee systems throughout the periods presented in the combined financial statements. For purposes of carving out and excluding the results of operations and financial position of the Excluded Systems from the combined financial statements, management has estimated the revenues, expenses, assets and liabilities associated with each Excluded System based on the ratio of each Excluded System's basic subscribers to the total basic subscribers served by the Marion, North Carolina and western Tennessee systems, respectively. Management believes the basis used for these allocations is reasonable. The Systems' results of operations are not necessarily indicative of future operating results or the results that would have occurred if the Systems were a separate legal entity.

     Management and consulting fees represent an allocation of management fees charged to IP-I and ICP-IV by InterMedia Capital Management, a California limited partnership ("ICM") and InterMedia Management, Inc. ("IMI"), respectively. ICM is a limited partner of IP-I. IMI is the managing member of each of the general partners of IP-I and ICP-IV. These fees are charged at a fixed amount per annum and have been allocated to the Systems based upon the allocated contributed capital of the individual systems as compared to the total contributed capital of InterMedia's subsidiaries.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     As more fully described in Note 9 -- "Related Party Transactions," certain administrative services are also provided by IMI and are charged to all affiliates based on relative basic subscriber percentages.

CASH AND INTERCOMPANY ACCOUNTS

     Under InterMedia's centralized cash management system, cash requirements of its individual operating units were generally provided directly by InterMedia and the cash generated or used by the Systems was transferred to/from InterMedia, as appropriate, through intercompany accounts. The intercompany account balances between InterMedia and the individual operating units, except RMG's intercompany note payable to InterMedia Partners IV, L.P. ("IP-IV"), as described in Note 7 -- "Note Payable to InterMedia Partners IV, L.P.," are not intended to be settled. Accordingly, the balances, other than RMG's note payable to IP-IV, are included in equity and all net cash flows from operations, investing activities and financing activities have been included in the Systems' net (distributions) contributions to/from parent in the combined statements of cash flows.

     IP-I and ICP-IV or its subsidiaries maintain all external debt to fund and manage InterMedia's operations on a centralized basis. The combined financial statements present only the debt and related interest expense of RMG, which was assumed and repaid by Charter pursuant to the Charter Transactions. See Note
7 -- "Note Payable to InterMedia Partners IV, L.P." Debt, unamortized debt issue costs and interest expense related to the financing of the cable systems not owned by RMG have not been allocated to the InterMedia Cable Systems. As such, the level of debt, unamortized debt issue costs and related interest expense presented in the combined financial statements are not representative of the debt that would be required or interest expense incurred if InterMedia Cable Systems were a separate legal entity.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Cable television service revenue is recognized in the period in which services are provided to customers. Deferred revenue generally represents revenue billed in advance and deferred until cable service is provided. Installation fees are recognized immediately into revenue to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized into income over the period that customers are expected to remain connected to the cable television system.

PROPERTY AND EQUIPMENT

     Additions to property and equipment, including new customer installations, are recorded at cost. Self-constructed fixed assets include materials, labor and overhead. Costs of disconnecting and reconnecting cable service are expensed. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. Capitalized fixed assets are written down to recoverable values whenever recoverability through operations or sale of the systems becomes doubtful. Gains and losses on disposal of property and equipment are included in the Systems' statements of operations when the assets are sold or retired from service.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     Depreciation is computed using the double-declining balance method over the following estimated useful lives:

                                                              YEARS
                                                              ------
Cable television plant......................................  5 -- 10
Buildings and improvements..................................    10
Furniture and fixtures......................................  3 -- 7
Equipment and other.........................................  3 -- 10

INTANGIBLE ASSETS

     The Systems have franchise rights to operate cable television systems in various towns and political subdivisions. Franchise rights are being amortized over the lesser of the remaining franchise lives or the base ten and twelve-year terms of IP-I and ICP-IV, respectively. The remaining lives of the franchises range from one to seventeen years.

     Goodwill represents the excess of acquisition costs over the fair value of net tangible and franchise assets acquired and liabilities assumed and is being amortized on a straight-line basis over the base ten or twelve-year term of IP-I and ICP-IV, respectively.

     Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the systems becomes doubtful. Each year, the Systems evaluate the recoverability of the carrying value of their intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized costs of these assets.

INCOME TAXES

     Income taxes reported in InterMedia Cable Systems' combined financial statements represent the tax effects of RMG's results of operations. RMG as a corporation is the only entity within InterMedia Cable Systems which reports a provision/benefit for income taxes. No provision or benefit for income taxes is reported by any of the other cable systems within the InterMedia Cable Systems structure because these systems are currently owned by various partnerships, and, as such, the tax effects of these cable systems' results of operations accrue to the partners.

     RMG accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of receivables, payables, deferred revenue and accrued liabilities approximates fair value due to their short maturity.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

3.  SALE AND EXCHANGE OF CABLE PROPERTIES

SALE

     On December 5, 1997, RMG sold its cable television assets serving approximately 7,400 (unaudited) basic subscribers in and around Royston and Toccoa, Georgia. The sale resulted in a gain, calculated as follows:

Proceeds from sale..........................................    $ 11,212
Net book value of assets sold...............................      (1,206)
                                                                --------
Gain on sale................................................    $ 10,006
                                                                ========

EXCHANGE

     On December 31, 1998, certain of the Systems' cable television assets located in and around western and eastern Tennessee ("Exchanged Assets"), serving approximately 10,600 (unaudited) basic subscribers, plus cash of $398 were exchanged for other cable television assets located in and around western and eastern Tennessee, serving approximately 10,000 (unaudited) basic subscribers.

     The cable television assets received have been recorded at fair market value, allocated as follows:

Property and equipment......................................    $  5,141
Franchise rights............................................      24,004
                                                                --------
Total.......................................................    $ 29,145
                                                                ========

     The exchange resulted in a gain of $26,218 calculated as the difference between the fair value of the assets received and the net book value of the Exchanged Assets less cash paid of $398.

4.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
Franchise rights............................................      $ 332,800       $ 332,157
Goodwill....................................................         58,505          58,505
Other.......................................................            573             345
                                                                  ---------       ---------
                                                                    391,878         391,007
Accumulated amortization....................................       (177,696)       (135,651)
                                                                  ---------       ---------
                                                                  $ 214,182       $ 255,356
                                                                  =========       =========

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
Land........................................................      $   1,080       $   1,068
Cable television plant......................................        266,848         231,937
Building and improvements...................................          5,546           5,063
Furniture and fixtures......................................          3,509           3,170
Equipment and other.........................................         29,953          25,396
Construction-in-progress....................................         22,999          18,065
                                                                  ---------       ---------
                                                                    329,935         284,699
Accumulated depreciation....................................       (101,259)        (66,234)
                                                                  ---------       ---------
                                                                  $ 228,676       $ 218,465
                                                                  =========       =========

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
Accounts payable............................................      $  4,793         $  1,780
Accrued program costs.......................................         1,504            1,897
Accrued franchise fees......................................         2,659            4,676
Accrued copyright fees......................................           145              406
Accrued capital expenditures................................         1,355            5,215
Accrued payroll costs.......................................         2,746            1,784
Accrued property and other taxes............................         1,524              862
Other accrued liabilities...................................           778            2,610
                                                                  --------         --------
                                                                  $ 15,504         $ 19,230
                                                                  ========         ========

7.  NOTE PAYABLE TO INTERMEDIA PARTNERS IV, L.P.

     RMG's note payable to IP-IV consists of the following:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
Intercompany revolving credit facility, $1,200,000
  commitment as of September 30, 1999, interest currently at
  6.60% payable on maturity, matures December 31, 2006......      $406,975         $396,579
                                                                  ========         ========

     RMG's debt is outstanding under an intercompany revolving credit facility executed with IP-IV. The revolving credit facility currently provides for $1,200,000 of available credit.

     RMG's intercompany revolving credit facility requires repayment of the outstanding principal and accrued interest on the earlier of (i) December 31, 2006, or (ii) acceleration of any of IP-IV's obligations to repay under its bank debt outstanding under its revolving credit facility ("IP-IV Revolving Credit Facility") and term loan

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

agreement ("IP-IV Term Loan", together with the IP-IV Revolving Credit Facility, the "IP-IV Bank Facility") dated July 30, 1996.

     On October 1, 1999, Charter assumed and repaid RMG's intercompany revolving credit facility pursuant to the Charter Transactions.

     Interest rates under RMG's intercompany revolving credit facility are calculated monthly and are referenced to those made available under the IP-IV Bank Facility. Interest rates ranged from 6.21% to 6.96% during the nine months ended September 30, 1999.

     Advances under the IP-IV Bank Facility are available under interest rate options related to the base rate of the administrative agent for the IP-IV Bank Facility ("ABR") or LIBOR. Interest rates on borrowings under the IP-IV Term Loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on IP-IV's ratio of debt outstanding to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates on borrowings under the IP-IV Revolving Credit Facility also vary from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on IP-IV's Senior Debt Ratio. The IP-IV Bank Facility requires quarterly payment of fees on the unused portion of the IP-IV Revolving Credit Facility of 0.375% per annum when the Senior Debt Ratio is greater than 4.0:1.0 and at 0.25% when the Senior Debt Ratio is less than or equal to 4.0:1.0.

     The terms and conditions of RMG's intercompany debt agreement are not necessarily indicative of the terms and conditions which would be available if the Systems were a separate legal entity.

8.  MANDATORILY REDEEMABLE PREFERRED SHARES

     RMG has Redeemable Preferred Stock outstanding at September 30, 1999 and December 31, 1998, which has an annual dividend of 10.0% and participates in any dividends paid on the common stock at 10.0% of the dividend per share paid on the common stock. The Redeemable Preferred Stock bears a liquidation preference of $12,000 plus any accrued but unpaid dividends at the time of liquidation and is mandatorily redeemable on September 30, 2006 at the liquidation preference amount. Pursuant to the terms of the Agreements, upon consummation of the Charter Transactions, Charter redeemed RMG's Redeemable Preferred Stock at the liquidation preference amount.

9.  RELATED PARTY TRANSACTIONS

     ICM and IMI provide certain management services to IP-I and ICP-IV, respectively, for per annum fixed fees, of which 20% per annum is deferred and payable in each following year in order to support InterMedia's debt. Management fees charged to InterMedia for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997 amounted to $4,059, $5,410 and $6,395, respectively, of which $2,356, $3,147 and $2,870, respectively, has been charged to the Systems.

     IMI has entered into agreements with both IP-I and ICP-IV to provide accounting and administrative services at cost. Under the terms of the agreements, the expenses associated with rendering these services are charged to the Systems and other affiliates based upon relative basic subscriber percentages. Management believes this method to be reflective of the actual cost. IMI also pays on behalf of the Systems and other affiliates "pass through costs" that are specifically identifiable to the Systems and other affiliates. These include, but are not limited to programming fees and copyright fees. During the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, IMI administrative fees charged to the Systems totaled $3,093, $3,657 and $4,153, respectively. Receivables from affiliates at September 30, 1999 and December 31, 1998 include $5,873 and $52, respectively, of advances to IMI, net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of the Systems.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     IP-I is majority-owned, and ICP-IV is owned in part, by AT&T Broadband & Internet Services ("AT&TBIS"), formerly Tele-Communications, Inc. As affiliates of AT&TBIS, IP-I and ICP-IV are able to purchase programming services from a subsidiary of AT&TBIS. Management believes that the overall programming rates made available through this relationship are lower than the Systems could obtain separately. Such volume rates may not continue to be available in the future should AT&TBIS's ownership interest in InterMedia significantly decrease. Program fees charged by the AT&TBIS subsidiary to the Systems for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997 amounted to $26,352, $30,884 and $26,815, respectively. Payables to affiliates include programming fees payable to the AT&TBIS subsidiary of $2,918 at December 31, 1998. There were no programming fees payable to the AT&TBIS subsidiary at September 30, 1999.

     On January 1, 1998 an affiliate of AT&TBIS entered into agreements with InterMedia to manage the Systems' advertising business and related services for an annual fixed fees per advertising sales subscriber as defined by the agreements. In addition to the annual fixed fee, AT&TBIS is entitled to varying percentage shares of the incremental growth in annual cash flows from advertising sales above specified targets. Management fees charged by the AT&TBIS subsidiary for the nine months ended September 30, 1999 and the year ended December 31, 1998 amounted to $227 and $292, respectively. Receivables from affiliates at September 30, 1999 and December 31, 1998 include $2,034 and $3,437, respectively, of receivable from AT&TBIS for advertising sales.

     As part of its normal course of business the Systems are involved in transactions with affiliates of InterMedia which own and operate cable television systems. Such transactions include purchases and sales, at cost, of inventories used in construction of cable plant. Receivables from affiliates at September 30, 1999 and December 31, 1998 include $59 and $2,134, respectively, of receivables from affiliated systems. Payables to affiliates at September 30, 1999 and December 31, 1998 include $2,265 and $208, respectively, of payables to affiliated systems.

10.  CABLE TELEVISION REGULATION

     Cable television legislation and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect the Systems and the cable television industry.

     The cable industry is currently regulated at the federal and local levels under the Cable Act of 1984, the Cable Act of 1992 ("the 1992 Act"), the Telecommunications Act of 1996 (the "1996 Act") and regulations issued by the Federal Communications Commission ("FCC") in response to the 1992 Act. FCC regulations govern the determination of rates charged for basic, expanded basic and certain ancillary services, and cover a number of other areas including customer services and technical performance standards, the required transmission of certain local broadcast stations and the requirement to negotiate retransmission consent from major network and certain local television stations. Among other provisions, the 1996 Act eliminated rate regulation on the expanded basic tier effective March 31, 1999.

     Current regulations issued in conjunction with the 1992 Act empower the FCC and/or local franchise authorities to order reductions of existing rates which exceed the maximum permitted levels and to require refunds measured from the date a complaint is filed in some circumstances or retroactively for up to one year in other circumstances. Management believes it has made a fair interpretation of the 1992 Act and related FCC regulations in determining regulated cable television rates and other fees based on the information currently available. However, complaints have been filed with the FCC on rates for certain franchises and certain local franchise authorities have challenged existing and prior rates. Further complaints and challenges could be forthcoming, some of which could apply to revenue recorded in 1999 and prior years. Management believes that the effect, if any, of these complaints and challenges will not be material to the Systems' financial position or results of operations.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     Many aspects of regulation at the federal and local levels are currently the subject of judicial review and administrative proceedings. In addition, the FCC is required to conduct rulemaking proceedings to implement various provisions of the 1996 Act. It is not possible at this time to predict the ultimate outcome of these reviews or proceedings or their effect on the Systems.

11.  COMMITMENTS AND CONTINGENCIES

     The Systems are committed to provide cable television services under franchise agreements with remaining terms of up to seventeen years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

     Current FCC regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Systems have entered into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

     InterMedia has been named in purported and certified class actions in various jurisdictions concerning late fee charges and practices. Certain cable systems owned by InterMedia charge late fees to customers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The plaintiffs raise claims under state consumer protection statutes, other state statutes and common law. The plaintiffs generally allege that the late fees charged by InterMedia's cable systems, including the Systems in the States of Tennessee, South Carolina and Georgia are not reasonably related to the costs incurred by the cable systems as a result of the late payment. The plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are either at the early stages of the litigation process or are subject to a case management order that sets forth a process leading to mediation. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Systems.

     In the Spring of 1999 the Tennessee Department of Revenue ("TDOR") proposed legislation that was passed by the Tennessee State Legislature which replaced the former Amusement Tax with a new sales tax on all cable service revenues in excess of fifteen dollars per month effective September 1, 1999. The new tax is computed at a rate approximately equal to the former effective tax rate.

     Prior to the passage of this legislation, the TDOR suggested that under its interpretation of the former legislation it could assess, for prior periods up to three years, additional taxes on expanded basic service revenue. Management believes that based on subsequent correspondence with the TDOR that the TDOR will not pursue additional taxes under the former amusement tax legislation.

     The Systems are subject to other claims and litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material effect on the Systems' financial position or results of operations.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The Systems have entered into pole rental agreements and lease certain of its facilities and equipment under non-cancelable operating leases. Minimum rental commitments at September 30, 1999 for the next five years and thereafter under non-cancelable operating leases related to the Systems are as follows:

1999........................................................  $  169
2000........................................................     623
2001........................................................     580
2002........................................................     366
2003........................................................     252
2004 and thereafter.........................................   1,080
                                                              ------
                                                              $3,070
                                                              ======

     Rent expense, including pole rental agreements, for the nine months ended September 30, 1999 and for the years ended December 31, 1998 and 1997 was $2,243, $2,817 and $2,828, respectively.

12.  INCOME TAXES

     Income tax benefit (expense) consists of the following:

                                                            NINE MONTHS         YEAR ENDED
                                                               ENDED           DECEMBER 31,
                                                           SEPTEMBER 30,    ------------------
                                                               1999          1998       1997
                                                           -------------    -------    -------
Current federal........................................       $     --      $    --    $  (285)
Deferred federal.......................................          2,415       (1,454)     3,813
Deferred state.........................................            266         (169)       498
                                                              --------      -------    -------
                                                              $  2,681      $(1,623)   $ 4,026
                                                              ========      =======    =======

     Deferred income taxes relate to temporary differences as follows:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
Property and equipment......................................      $  (7,425)      $  (7,258)
Intangible assets...........................................        (10,514)        (12,930)
                                                                  ---------       ---------
                                                                    (17,939)        (20,188)
Loss carryforward -- federal................................         31,924          31,547
Loss carryforward -- state..................................            341             297
Other.......................................................            953             942
                                                                  ---------       ---------
                                                                  $  15,279       $  12,598
                                                                  =========       =========

     At December 31, 1998, RMG had net operating loss carryforwards for federal income tax purposes aggregating $92,785, which expire through 2018. RMG is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain substantial changes in RMG's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards which can be utilized.

     InterMedia's management has not established a valuation allowance to reduce the deferred tax assets related to RMG's unexpired net operating loss carryforwards. Due to an excess of appreciated asset value over the tax basis of

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

RMG's net assets, management believes it is more likely than not that the deferred tax assets related to unexpired net operating losses will be realized.

     A reconciliation of the tax benefit (expense) computed at the statutory federal rate and the benefit (expense) reported in the accompanying combined statements of operations is as follows:

                                                        NINE MONTHS           YEAR ENDED
                                                           ENDED             DECEMBER 31,
                                                       SEPTEMBER 30,    ----------------------
                                                           1999           1998         1997
                                                       -------------    ---------    ---------
Tax benefit at federal statutory rate..............      $   4,476      $     626    $   4,454
State taxes, net of federal benefit................            522             73          498
Goodwill amortization..............................         (1,675)        (2,309)      (2,056)
Realization of acquired tax benefit................             --             --          346
Other..............................................           (642)           (13)         784
                                                         ---------      ---------    ---------
                                                         $   2,681      $  (1,623)   $   4,026
                                                         =========      =========    =========

13.  CHANNEL LAUNCH REVENUE

     During 1997 and 1998, the Systems were credited with amounts representing their share of payments received or to be received by InterMedia from certain programmers to launch and promote their new channels. Of the total amount credited, the Systems recognized advertising revenue of $434, $586 and $1,182 during the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, respectively, for advertisements provided by the Systems to promote the new channels. The remaining amounts credited to the Systems are being amortized over the respective terms of the program agreements which range between five to ten years. For the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, the Systems amortized and recorded as other service revenues $721, $956 and $894, respectively. Also, during 1998 the Systems recorded a receivable from a programmer, of which $853 and $1,791 remained outstanding at September 30, 1999 and December 31, 1998, respectively, for the launch and promotion of its new channel.

14.  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     In connection with RMG's sale of its cable television assets located in Royston and Toccoa, Georgia in December 1997, as described in Note 3 -- "Sale and Exchange of Cable Properties," net cash proceeds received were as follows:

Proceeds from sale..........................................    $ 11,212
Receivable from buyer.......................................         (55)
                                                                --------
  Net proceeds received from buyer..........................    $ 11,157
                                                                ========

     In connection with the exchange of certain cable assets in and around western and eastern Tennessee on December 31, 1998, as described in Note 3, the Systems paid cash of $398.

     In December 1998, IP-IV contributed its 4.99% partner interest in a limited partnership to RMG. The book value of the investment at the time of the contribution was $1,147.

     Total accretion on RMG's Redeemable Preferred Stock for the nine months ended September 30, 1999 and for the years ended December 31, 1998 and 1997 amounted to $750, $945 and $882, respectively.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

15.  EMPLOYEE BENEFIT PLANS

     The Systems participate in the InterMedia Partners Tax Deferred Savings Plan which covers all full-time employees who have completed at least six months of employment. The plan provides for a base employee contribution of 1% and a maximum of 15% of compensation. The Systems' matching contributions under the plan are at the rate of 50% of the employee's contribution, up to a maximum of 5% of compensation.