Form 10-Q
period 2000-03-31
CHARTER COMMUNICATIONS HOLDINGS LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2000-05-15
CIK 1085476, 1085475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

 [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000.

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From        to        .


                            Commission File Numbers:
                                    333-77499
                                  333-77499-01



                      CHARTER COMMUNICATIONS HOLDINGS, LLC
                      ------------------------------------
              CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION*
              ---------------------------------------------------
           (Exact names of registrants as specified in their charters)


                 Delaware                                     43-1843179
                 --------                                     ----------
                 Delaware                                     43-1843177
                 --------                                     ----------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

   12444 Powerscourt Drive - Suite 100
           St. Louis, Missouri                                  63131
 ----------------------------------------                       -----
 (Address of principal executive offices)                    (Zip Code)


(Registrants' telephone number, including area code)         (314) 965-0555
                                                             --------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----     -----
Number of shares of Charter Communications Holdings Capital Corporation common stock outstanding as of May 11, 2000: 100.

* Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      CHARTER COMMUNICATIONS HOLDINGS, LLC
               CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX



                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information

         Item 1. Financial Statements - Charter Communications Holdings, LLC and Subsidiaries.                 3

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                                      11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                 24

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds.                                                  25

         Item 6.  Exhibits and Reports on Form 8-K.                                                           25

Signatures.                                                                                                   28


         NOTE: Separate financial statements of Charter Communications Holdings Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that these financial statements are not material.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Report are set forth in this Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission and include, but are not limited to:

    - Our plans to achieve growth by offering new products and services, and through acquisitions and swaps;

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2000             1999*
                                                                                 -----------      -----------
ASSETS                                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $   120,049      $   114,096
     Accounts receivable, net of allowance for doubtful accounts of $18,493
       and $11,471, respectively                                                      97,900           93,743
     Prepaid expenses and other                                                       44,279           34,513
                                                                                 -----------      -----------
              Total current assets                                                   262,228          242,352
                                                                                 -----------      -----------
INVESTMENT IN CABLE PROPERTIES:
     Property, plant and equipment, net of accumulated depreciation of
       $474,885 and $317,079, respectively                                         3,831,644        3,490,573
     Franchises, net of accumulated amortization of $940,201 and $650,476,
       respectively                                                               17,446,157       14,985,793
                                                                                 -----------      -----------
                                                                                  21,277,801       18,476,366
                                                                                 -----------      -----------
OTHER ASSETS                                                                         251,953          220,759
                                                                                 -----------      -----------
                                                                                 $21,791,982      $18,939,477
                                                                                 ===========      ===========
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                       $   740,057      $   704,734
     Payables to manager of cable systems - related parties                           25,797            6,713
                                                                                 -----------      -----------
              Total current liabilities                                              765,854          711,447
                                                                                 -----------      -----------
LONG-TERM DEBT                                                                    11,154,423        8,936,455
                                                                                 -----------      -----------
LOANS PAYABLE - RELATED PARTIES                                                       39,475        1,079,163
                                                                                 -----------      -----------
DEFERRED MANAGEMENT FEES - RELATED PARTIES                                            13,751           21,623
                                                                                 -----------      -----------
OTHER LONG-TERM LIABILITIES                                                          150,138          142,836
                                                                                 -----------      -----------
MINORITY INTEREST                                                                    631,041               --
                                                                                 -----------      -----------
MEMBER'S EQUITY:
       Member's equity (217,585,246 units issued and outstanding at
         March 31, 2000 and December 31, 1999)                                     9,036,144        8,045,737
       Accumulated other comprehensive income                                          1,156            2,216
                                                                                 -----------      -----------
              Total member's equity                                                9,037,300        8,047,953
                                                                                 -----------      -----------
                                                                                 $21,791,982      $18,939,477
                                                                                 ===========      ===========

  The accompanying notes are an integral part of these consolidated statements.

------------
  * Agrees with the supplemental audited consolidated balance sheet included in Amendment No. 1 to the Company's Registration Statement on Form S-4.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                    THREE MONTHS             THREE MONTHS
                                                                                        ENDED                    ENDED
                                                                                   MARCH 31, 2000           MARCH 31, 1999
                                                                                   --------------           --------------
REVENUES                                                                           $      721,604           $      160,956
                                                                                   --------------           --------------
OPERATING EXPENSES:
     Operating, general and administrative                                                371,769                   83,091
     Depreciation                                                                         252,876                   23,535
     Amortization                                                                         293,224                   66,543
     Option compensation expense                                                           15,500                   16,651
     Corporate expense charges - related parties                                           12,508                    2,928
                                                                                   --------------           --------------
                                                                                          945,877                  192,748
                                                                                   --------------           --------------

          Loss from operations                                                           (224,273)                 (31,792)

OTHER INCOME (EXPENSE):
     Interest expense                                                                    (247,034)                 (45,426)
     Interest income                                                                        5,123                    1,664
     Other, net                                                                               132                      173
                                                                                   --------------           --------------
                                                                                         (241,779)                 (43,589)
                                                                                   --------------           --------------

          Loss before minority interest and extraordinary item                           (466,052)                 (75,381)
MINORITY INTEREST EXPENSE                                                                  (1,552)                      --
                                                                                   --------------           --------------

          Loss before extraordinary item                                                 (467,604)                 (75,381)
EXTRAORDINARY ITEM - Loss from early extinguishment of debt                                    --                   (7,794)
                                                                                   --------------           --------------

          Net loss                                                                 $     (467,604)          $      (83,175)
                                                                                   ==============           ==============



  The accompanying notes are an integral part of these consolidated statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                            THREE MONTHS         THREE MONTHS
                                                                                                ENDED                ENDED
                                                                                           MARCH 31, 2000       MARCH 31, 1999
                                                                                           --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $     (467,604)      $      (83,175)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Minority interest expense                                                                  1,552                   --
         Depreciation and amortization                                                            546,100               90,078
         Option compensation expense                                                               15,500               16,651
         Non-cash interest expense                                                                 42,209               12,278
         Gain on disposal of property, plant and equipment                                             --                 (173)
         Loss from early extinguishment of debt                                                        --                7,794
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                                       (9,332)              (1,788)
         Prepaid expenses and other                                                                (9,464)              (6,250)
         Accounts payable and accrued expenses                                                     61,276              (11,454)
         Payables to manager of cable systems - related parties,
          including deferred management fees                                                       11,212               (7,341)
                                                                                           --------------       --------------
               Net cash provided by operating activities                                          191,449               16,620
                                                                                           --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                                  (259,945)             (54,853)
     Payments for acquisitions, net of cash acquired                                             (643,574)              (2,752)
     Loan to Marcus Cable Holdings, LLC                                                                --           (1,680,142)
     Other investing activities                                                                    (9,927)              (5,039)
                                                                                           --------------       --------------
               Net cash used in investing activities                                             (913,446)          (1,742,786)
                                                                                           --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt, including proceeds from Charter Holdings Notes               4,195,203            4,819,127
     Repayments of long-term debt                                                              (2,384,336)          (1,961,524)
     Borrowings from related parties                                                              478,475                   --
     Repayments of loans payable to related parties                                            (1,518,000)                  --
     Payments for debt issuance costs                                                             (47,227)             (88,880)
     Distributions to Charter Investment and Charter                                                   --               (3,240)
     Payment to related party                                                                          --              (20,000)
     Other financing activities                                                                     3,835                   --
                                                                                           --------------       --------------
               Net cash provided by financing activities                                          727,950            2,745,483
                                                                                           --------------       --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           5,953            1,019,317
CASH AND CASH EQUIVALENTS, beginning of period                                                    114,096                9,573
                                                                                           --------------       --------------
CASH AND CASH EQUIVALENTS, end of period                                                   $      120,049       $    1,028,890
                                                                                           --------------       --------------
CASH PAID FOR INTEREST                                                                     $       76,942       $       78,865
                                                                                           --------------       --------------
NON-CASH TRANSACTIONS:
     Transfer of operating subsidiaries to the Company                                     $    1,057,890       $           --
                                                                                           --------------       --------------
     Issuance of equity by parent for acquisition                                          $      384,621       $           --
                                                                                           --------------       --------------
     Preferred equity issued by subsidiary for acquisition                                 $      629,489       $           --
                                                                                           ==============       ==============




  The accompanying notes are an integral part of these consolidated statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1.  ORGANIZATION AND BASIS OF PRESENTATION:

         Charter Communications Holdings, LLC (Charter Holdings), a Delaware limited liability company, owns and operates cable systems serving approximately
6.2 million customers. Charter Holdings offers a full range of traditional cable television services and has begun to offer digital cable television services, interactive video programming and high-speed Internet access. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (Charter Holdco), which is a subsidiary of Charter Communications, Inc. (Charter).

         Charter Holdings and its subsidiaries are collectively referred to as the "Company" herein. All material intercompany transactions and balances have been eliminated in consolidation.

2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

         The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.  ACQUISITIONS AND TRANSFERS:

         On January 1, 2000, Charter Holdco and Charter Holdings effected a number of transactions in which certain cable systems acquired by Charter Holdco in November 1999 were contributed to Charter Holdings (the "Transferred Systems"). The Company accounted for the contribution of the Transferred Systems effective January 1, 2000, as a reorganization of entities under common control in a manner similar to a pooling of interests effective January 1, 2000. The accompanying consolidated balance sheet as of December 31, 1999, reflects this reorganization. The accounts of the Transferred Systems are included in Charter Holdings' financial statements from the date the Transferred Systems were acquired by Charter Holdco.

         On February 14, 2000, Charter Holdco and Charter Holdings completed the acquisition of Bresnan Communications Company Limited Partnership and its subsidiaries (Bresnan). Prior to the acquisition, Charter Holdco assigned a portion of its rights to purchase Bresnan to Charter Holdings. Charter Holdco and Charter Holdings purchased 52% of Bresnan from certain sellers for cash, and certain sellers contributed 18% of Bresnan to Charter Holdco for 14.8 million Class C common membership units of Charter Holdco, an approximate 2.6% equity interest in Charter Holdco. Charter Holdco then transferred its ownership interest to Charter Holdings. Thereafter, Charter Holdings and certain sellers contributed all of the outstanding interests in Bresnan to CC VIII, LLC (CC
VIII), a subsidiary of Charter Holdings, and Bresnan was dissolved. In exchange for the contribution of their interests in Bresnan, the sellers received approximately 24.2 million Class A preferred membership units in CC VIII, representing 30% of the equity of CC VIII, and are entitled to a 2% annual return on their preferred membership units. The purchase price for Bresnan was approximately $3.1 billion, subject to adjustment, and was comprised of $1.1 billion in cash, $384.6 million and $629.5 million in equity in Charter Holdco and CC VIII, respectively, and approximately $964.4 million in assumed debt. All of the membership units received by the sellers are exchangeable on a one-for-one basis for Class A common stock of Charter. The Bresnan cable systems acquired are primarily located in Michigan, Minnesota, Wisconsin and Nebraska and serve approximately 687,000 customers.

         The Bresnan acquisition was accounted for using the purchase method of accounting, and, accordingly, results of operations of the acquired assets have been included in the financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $2.8 billion. The allocation of the purchase price for this acquisition is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase price and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

         Pro forma operating results of the Company as though the Bresnan acquisition and transfers had occurred on January 1, 1999, with adjustments to give effect to amortization of franchises, interest expense, and certain other adjustments, follow. The impact of the issuance and sale of the January 2000 Charter Holdings Notes (see Note 4) is not significant and is therefore not taken into account below.


                                                   THREE MONTHS ENDED MARCH 31,
                                              -------------------------------------
                                                   2000                   1999
                                                  -----                   ----
Revenues                                       $ 759,264              $ 711,190
Loss from operations                            (237,108)              (122,930)
Net loss                                        (506,471)              (374,372)

         The pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

         In March 2000, Charter entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the indirect owner of a cable system in Kalamazoo, Michigan, with and into Charter. As a result of the merger, Charter will become the indirect owner of the Kalamazoo system. The merger consideration of approximately $172.5 million will be paid in Class A common stock of Charter. After the merger, Charter will contribute 100% of the equity interests of the direct owner of the Kalamazoo system to Charter Holdco in exchange for membership units. Charter Holdco will in turn contribute 100% of the assets and 100% of the equity interests to Charter Holdings. The Kalamazoo cable system has approximately 49,000 customers and had revenues of approximately $4.9 million for the three months ended March 31, 2000. This acquisition is expected to close in the third quarter of 2000.


4.  LONG-TERM DEBT:

         JANUARY 2000 CHARTER HOLDINGS NOTES. On January 6, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued notes with a principal amount of $1.5 billion (January 2000 Charter Holdings Notes). The January 2000 Charter Holdings Notes consist of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010 and $532.0 million $11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the sale of the January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in certain transactions, as described below.

         On April 24, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation made an offer to exchange the January 2000 Charter Holdings Notes for new notes. The new notes have substantially similar terms, except that the notes are registered under the Securities Act of 1933, as amended, and, therefore, will not bear legends restricting their transfer.

         AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND ITS SUBSIDIARIES NOTES. In January 2000, through change of control offers and purchases in the open market, all of the Avalon 9.375% Senior Subordinated Notes due 2008 with a principal amount of $150.0 million were repurchased for $153.7 million. In addition, also through change of control offers, $16.3 million in aggregate principal amount at maturity of the Avalon 11.875% Senior Discount Notes due 2008 was repurchased for $10.5 million. As of March 31, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity remain outstanding with an accreted value of $117.8 million.

         FALCON COMMUNICATIONS, L.P. AND ITS SUBSIDIARIES DEBENTURES. In February 2000, through change of control offers and purchases in the open market, all of the Falcon 8.375% Senior Debentures due 2010 with a principal amount of $375.0 million were repurchased for $388.0 million, and all of the Falcon 9.285% Senior Discount Debentures due 2010 with an aggregate principal amount at maturity of $435.3 million were repurchased for $328.1 million.

         BRESNAN CREDIT FACILITIES. Upon the closing of the Bresnan acquisition, we amended and assumed the previous Bresnan credit facilities. The Bresnan credit facilities provide for borrowings of up to $900.0 million. The Bresnan credit facilities provide for two term facilities, one with a principal amount of $403.0 million (Term A), and the other with a principal amount of $297.0 million (Term B). The Bresnan credit facilities also provide for a $200.0 million revolving credit facility with a maturity date in June 2007 and, at the option of lenders, supplemental facilities in the amount of $200.0 million. Amounts under the Bresnan credit facilities bear interest at the Base Rate or the Eurodollar Rate, as defined, plus a margin of up to 2.75% (7.5% to 8.74% as of March 31, 2000). A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of Term A and the revolving credit facility. At the closing of the Bresnan acquisition, we borrowed approximately $601.2 million to replace the borrowings outstanding under the previous credit facilities and an additional $30.0 million to fund a portion of the Bresnan purchase price. As of March 31, 2000, $680.9 million was outstanding and $219.1 million was available for borrowing.

         BRESNAN NOTES. Charter Holdco and Charter Holdings acquired Bresnan in February 2000 and assumed Bresnan's $170 million in principal amount of 8% Senior Notes due 2009 and $275 million in principal amount at maturity of 9.25% Senior Discount Notes due 2009. In March 2000, we repurchased all of the outstanding Bresnan notes at 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million using proceeds from the sale of the January 2000 Charter Holdings Notes.

         CHARTER COMMUNICATIONS OPERATING, LLC CREDIT FACILITIES. In March 2000, the Charter Operating Credit Facilities were amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility was exercised, thereby increasing the total borrowing capacity to $4.7 billion. The remaining $400.0 million of the supplemental credit facility is subject to the Company's ability to obtain additional commitments from the lenders. As of March 31, 2000, outstanding borrowings were approximately $3.8 billion, and the unused availability was $0.9 billion.

5.  POSSIBLE RESCISSION LIABILITY:

         The Company acquired Helicon I, L.P. and affiliates (Helicon) in July 1999 and acquired Rifkin Acquisition Partners L.L.L.P. and InterLink Communications Partners, LLLP (collectively, "Rifkin") in September 1999. Charter Holdco acquired Falcon Communications, L.P. (Falcon) in November 1999, and the Company acquired Bresnan in February 2000. The Rifkin, Falcon and Bresnan sellers who acquired Charter Holdco membership units or, in the case of Bresnan, additional equity interests in an indirect subsidiary of Charter Holdings in connection with their respective acquisitions and the Helicon sellers who acquired shares of Class A common stock in Charter's initial public offering may have rescission rights against Charter and Charter Holdco arising out of possible violations of Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests.

         If all of these equity holders successfully exercised their possible rescission rights, Charter or Charter Holdco would become obligated to repurchase all such equity interests, and the total repurchase obligation would be up to approximately $1.8 billion as of March 31, 2000. If Charter and Charter Holdco fail to obtain capital sufficient to fund any required repurchases, they could seek funds from Charter Holdings and its subsidiaries. This could adversely affect the Company's consolidated financial condition and results of operations. These possible rescission rights expire one year from the dates of issuance or purchase of those equity interests.

6.  REVENUES:

         Revenues consist of the following:


                                                       THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------------
                                                   2000                            1999
                                                ---------                       ---------
Basic                                           $ 524,547                       $ 109,590
Premium                                            55,773                          15,344
Pay-per-view                                        7,231                           4,650
Digital                                             9,196                             190
Advertising sales                                  33,278                           7,839
Data                                                9,712                             718
Other                                              81,867                          22,625
                                                ---------                       ---------
                                                $ 721,604                       $ 160,956
                                                =========                       =========

7.  OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:

         Operating, general and administrative expenses consist of the following:


                                                       THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------------
                                                   2000                            1999
                                                ---------                       ---------
Programming                                     $ 164,825                        $ 36,426
General and administrative                        125,292                          27,256
Service                                            47,091                          10,318
Advertising                                        12,277                           3,659
Marketing                                          11,693                           3,598
Other                                              10,591                           1,834
                                                ---------                       ---------
                                                $ 371,769                        $ 83,091
                                                =========                       =========

8.  COMPREHENSIVE LOSS:

         Comprehensive loss was $468,664 and $83,175 for the three months ended March 31, 2000 and 1999, respectively. The Company owns common stock of WorldGate Communications, Inc. that is classified as "available for sale" and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income.

9.  SUBSEQUENT EVENTS:

         In April 2000, one of Charter Holdings' subsidiaries purchased a cable system of Falcon/Capital Cable Partners, L.P. and another cable system of Farmington Cablevision Company. These cable systems are primarily located in Illinois, Indiana and Missouri. The aggregate purchase price for these acquisitions was approximately $75.0 million in cash and was funded with borrowings from the Charter Operating Credit Facilities. For the three months ended March 31, 2000, these systems had revenues of approximately $3.1 million.

          In April 2000, Morgan Stanley Senior Funding, Inc. committed to provide Charter Holdings and Charter Communications Holdings Capital Corporation with senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion. The commitment to provide the bridge loans expires on October 14, 2000. Each bridge loan must be in a principal amount not less than $400.0 million and the bridge loans mature one year from the date of the initial loan. The bridge loan facility will not close unless specified closing conditions are satisfied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to the "Certain Trends and Uncertainties" section below in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

INTRODUCTION

    We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain past and pending events, including:

    (1) the merger of Marcus Cable Holdings, LLC (Marcus Holdings) with and into Charter Communications Holdings, LLC (Charter Holdings) in March 1999;

    (2) our acquisitions and transfers completed in 1999 and 2000, and the pending Kalamazoo transaction;

    (3) the refinancing or replacement of the previous credit facilities of the Charter companies (Charter Communications Properties Holdings, LLC, CCA Group and CharterComm Holdings, LLC) and certain of our subsidiaries acquired or transferred to us in 1999 and 2000; and

    (4) the purchase of publicly held notes that had been issued by several of our direct and indirect subsidiaries.

ACQUISITIONS AND TRANSFERS

    On January 1, 2000, as a result of transfers from Charter Communications Holding Company, LLC (Charter Holdco), Charter Holdings became the indirect owner of the Fanch, Falcon and Avalon cable systems acquired by Charter Holdco in November 1999.

    On February 14, 2000, Charter Holdco and Charter Holdings completed the acquisition of Bresnan Communications Company Limited Partnership (Bresnan). Prior to the acquisition, Charter Holdco assigned a portion of its rights to purchase Bresnan to Charter Holdings. Charter Holdco and Charter Holdings purchased 52% of Bresnan from certain sellers for cash, and certain sellers contributed 18% of Bresnan to Charter Holdco for 14.8 million Class C common membership units of Charter Holdco, an approximate 2.6% equity interest in Charter Holdco. Charter Holdco then transferred its ownership interest to Charter Holdings. Thereafter, Charter Holdings and certain sellers contributed all of the outstanding interests in Bresnan to CC VIII, LLC (CC VIII), a subsidiary of Charter Holdings, and Bresnan was dissolved. In exchange for the contribution of their interests in Bresnan, the sellers received approximately
24.2 million Class A preferred membership units in CC VIII, representing 30% of the equity of CC VIII, and are entitled to a 2% annual return on their preferred membership units. The purchase price for Bresnan was approximately $3.1 billion, subject to adjustment, and was comprised of $1.1 billion in cash, $384.6 million and $629.5 million in equity in Charter Holdco and CC VIII, respectively, and approximately $964.4 million in assumed debt. All of the membership units received by the sellers are exchangeable on a one-for-one basis for Class A common stock of Charter Communications, Inc. (Charter). The Bresnan cable systems acquired are located primarily in Michigan, Minnesota, Wisconsin and Nebraska.

     The following table sets forth additional information on certain of our acquisitions since January 1, 2000:


                                                                                       AS OF AND FOR
                                                                                   THE THREE MONTHS ENDED
                                                              PURCHASE PRICE,          MARCH 31, 2000
                                                                INCLUDING              --------------
                                                ACQUISITION    DEBT ASSUMED                        REVENUES
                                                   DATE       (IN MILLIONS)       CUSTOMERS     (IN THOUSANDS)
                                                   ----       -------------       ---------     --------------
Cable system of Interlake
  Cablevision Enterprises, LLC                     2/00         $    13             5,000          $    445
Bresnan                                            2/00           3,100           687,000            76,563
Cable system of Falcon/Capital
  Cable Partners, L.P.                             4/00              60            25,000             2,585
Cable system of Farmington
  Cablevision Company                              4/00              15             6,000               495
                                                                -------           -------          --------
Total                                                           $ 3,188           723,000          $ 80,088
                                                                =======           =======          ========


----------

Note: As part of the October 1999 transaction with InterMedia Capital Partners
    IV, L.P., InterMedia Partners and affiliates (collectively, "InterMedia"), we agreed to swap some of our non-strategic cable systems located in Indiana, Montana, Utah and northern Kentucky, representing 142,000 basic customers. We transferred cable systems with 112,000 customers to InterMedia in connection with this swap in October 1999. The remaining cable system, with customers totaling 30,000, was transferred in March 2000 after receipt of the necessary regulatory approvals. This transfer is not reflected in the table above.

PENDING KALAMAZOO TRANSACTION

    In March 2000, Charter entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the indirect owner of a cable system in Kalamazoo, Michigan, with and into Charter. As a result of the merger, Charter will become the indirect owner of the Kalamazoo system. The merger consideration of approximately $172.5 million will be paid in Charter's Class A common stock. After the merger, Charter will contribute 100% of the equity interests of the direct owner of the Kalamazoo system to Charter Holdco in exchange for membership units. Charter Holdco will, in turn, contribute all of the assets and all of the equity interests to us. The Kalamazoo cable system has approximately 49,000 customers and had revenues of approximately $4.9 million for the three months ended March 31, 2000. We anticipate that this acquisition will close in the third quarter of 2000.

POSSIBLE SWAP TRANSACTION

    Charter continues to hold negotiations with AT&T regarding the exchange of certain of our cable systems for cable systems owned by AT&T. This possible swap transaction is subject to the negotiation and execution of a definitive purchase agreement, regulatory approvals and other conditions typical in transactions of this type. We cannot assure you that these conditions will be satisfied.

    In addition, we continue to have discussions with several other cable operators about the possibility of "swapping" cable systems that would further complement our regional operating clusters.

OVERVIEW OF OPERATIONS

    Approximately 88% of our historical revenues for the three months ended March 31, 2000, are attributable to monthly subscription fees charged to customers for our basic, expanded basic and premium cable television programming services, equipment rental and ancillary services provided by our cable systems. In addition, we derive other revenues from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs requested, advertising revenues and commissions related to the sale of merchandise by home shopping services. We have generated increased revenues in each of the past three fiscal years, primarily through internal customer growth, basic and expanded tier rate increases, acquisitions and innovative marketing. We are beginning to offer our customers several other services, which are expected to significantly contribute to our revenues. One of these services is digital cable, which provides customers with additional programming options. We are also offering high-speed Internet access to the World Wide Web through cable modems. Our television-based Internet access allows us to offer users TV-based e-mail and other Internet access.

    Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense and corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings. Programming costs accounted for approximately 44% of our operating, general and administrative expenses for the three months ended March 31, 2000. Programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased cost to produce or purchase cable programming, inflation and other factors affecting the cable television industry. In each year we have operated, our costs to acquire programming have exceeded customary inflationary increases. Significant factors with respect to increased programming costs are the rate increases and surcharges imposed by national and regional sports networks directly tied to escalating costs to acquire programming for professional sports packages in a competitive market. We benefited in the past from our membership in an industry cooperative that provided members with volume discounts from programming networks. This industry cooperative no longer exists. However, our increased size is believed to give us substantially equivalent buying power. Also, we have been able to negotiate favorable terms with premium networks in conjunction with the premium packages we offer, which minimized the impact on margins and provided substantial volume incentives to grow the premium category. Although we believe that we will be able to pass future increases in programming costs through to customers, there can be no assurance that we will be able to do so.

    General and administrative expenses primarily include accounting and administrative personnel and professional fees. Depreciation and amortization expense relates to the depreciation of our tangible assets and the amortization of our franchise costs. Corporate expense charges are fees paid or charges for management services. Pursuant to various management agreements with Charter, Charter manages and operates the cable systems owned by Charter Holdings and its subsidiaries. Charter and Charter Investment, Inc. (Charter Investment) maintain a mutual services agreement in which each entity provides services to the other as may be reasonably requested in order to manage Charter Holdco and to manage and operate the cable systems owned by its subsidiaries, including Charter Holdings. We record actual expenses incurred by Charter on our behalf. All expenses and costs incurred with respect to the services provided are paid by us. Our credit facilities limit the amount of such reimbursements.

    We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior and anticipated net losses include depreciation and amortization expenses associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

RESULTS OF OPERATIONS

    The following discusses the results of operations for:

    (1) Charter Holdings, comprised of the Charter companies for the three months ended March 31, 1999; and

    (2) Charter Holdings, comprised of the Charter companies, all 1999 acquisitions and the following for the three months ended March 31, 2000:

         - Fanch, Falcon and Avalon from January 1, 2000, the transfer date, through March 31, 2000;

         - Interlake from February 2, 2000, the acquisition date, through March 31, 2000; and

         - Bresnan from February 14, 2000, the acquisition date, through March 31, 2000.

    The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in thousands):


                                                  THREE MONTHS                  THREE MONTHS
                                                      ENDED                        ENDED
                                                  MARCH 31, 2000               MARCH 31, 1999
                                              ---------------------       -----------------------
STATEMENTS OF OPERATIONS:
Revenues................................      $  721,604      100.0%      $ 160,956         100.0%
                                              ----------      -----       ---------         -----
Operating expenses:
  Operating costs.......................         246,477       34.2%         55,835          34.7%
  General and administrative............         125,292       17.4%         27,256          16.9%
  Depreciation..........................         252,876       35.0%         23,535          14.6%
  Amortization..........................         293,224       40.6%         66,543          41.3%
  Option compensation expense...........          15,500        2.2%         16,651          10.4%
  Corporate expense charges.............          12,508        1.7%          2,928           1.8%
                                              ----------      -----       ---------         -----
Total operating expenses................         945,877      131.1%        192,748         119.7%
                                              ----------      -----       ---------         -----
Loss from operations....................        (224,273)     (31.1%)       (31,792)        (19.7%)
Interest expense........................        (247,034)     (34.2%)       (45,426)        (28.2%)
Interest income.........................           5,123        0.7%          1,664           1.0%
Other income (expense)..................             132          -             173           0.1%
                                              ----------      -----       ---------         -----
Loss before minority interest
  and extraordinary item................        (466,052)     (64.6%)       (75,381)        (46.8%)
Minority interest expense...............          (1,552)      (0.2%)             -             -
Extraordinary item......................               -          -          (7,794)         (4.9%)
                                              ----------      -----       ---------         -----
Net loss................................       $(467,604)     (64.8%)     $ (83,175)        (51.7%)
                                              ==========      =====       =========         =====


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    Since January 1, 1999, we have completed numerous acquisitions. In addition, we merged with Marcus Holdings in April 1999 and certain cable systems were transferred to us from Charter Holdco in January 2000. Thus, increases in amounts for the three months ended March 31, 2000 are not comparable to those for the three months ended March 31, 1999.

    REVENUES. Revenues increased by $560.6 million, from $161.0 million for the three months ended March 31, 1999, to $721.6 million for the three months ended March 31, 2000. The increase in revenues primarily resulted from acquisitions.

    OPERATING COSTS. Operating costs increased by $190.6 million, from $55.8 million for the three months ended March 31, 1999, to $246.5 million for the three months ended March 31, 2000. This increase was due primarily to acquisitions.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased by $98.0 million, from $27.3 million for the three months ended March 31, 1999, to $125.3 million for the three months ended March 31, 2000.
This increase was due primarily to acquisitions.

    DEPRECIATION. Depreciation expense increased by $229.3 million, from $23.5 million for the three months ended March 31, 1999, to $252.9 million for the three months ended March 31, 2000. This increase was due primarily to acquisitions.

    AMORTIZATION. Amortization expense increased by $226.7 million, from $66.5 million for the three months ended March 31, 1999, to $293.2 million for the three months ended March 31, 2000. There was a significant increase in amortization expense resulting from acquisitions.

    OPTION COMPENSATION EXPENSE. Option compensation expense did not change significantly for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This expense is due to the granting of options to employees in December 1998 and February 1999 at exercise prices less than the estimated fair values of the underlying membership units at time of grant, thus, resulting in compensation expense being accrued over the vesting period of each grant.

    CORPORATE EXPENSE CHARGES. Corporate expense charges increased by $9.6 million, from $2.9 million for the three months ended March 31, 1999, to $12.5 million for the three months ended March 31, 2000. The increase was primarily the result of acquisitions.

    INTEREST EXPENSE. Interest expense increased by $201.6 million, from $45.4 million for the three months ended March 31, 1999, to $247.0 million for the three months ended March 31, 2000. This increase resulted primarily from interest on debt used to finance acquisitions.

    INTEREST INCOME. Interest income increased by $3.5 million, from $1.7 million for the three months ended March 31, 1999, to $5.1 million for the three months ended March 31, 2000. The increase was primarily due to investing excess cash from the issuance and sale of the January 2000 Charter Holdings Notes prior to completing the change of control offers described herein.

    MINORITY INTEREST EXPENSE. Minority interest expense for the three months ended March 31, 2000, represents the accretion of dividends on the preferred membership units in an indirect subsidiary of Charter Holdings held by certain Bresnan sellers.

    EXTRAORDINARY ITEM. In March 1999, the Company extinguished all then-existing long-term debt, excluding borrowings of the Company under its credit facilities, and refinanced substantially all then-existing credit facilities at various subsidiaries with a new credit facility. The excess of the amount paid over the carrying value, net of deferred financing costs, of the then-existing long-term debt was recorded as an extraordinary item.

    NET LOSS. Net loss increased by $384.4 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in revenues that resulted from acquisitions was not sufficient to offset the operating expenses associated with the acquired systems.

LIQUIDITY AND CAPITAL RESOURCES

    Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, equity contributions, borrowings under our credit facilities and debt and equity financings.

    Our historical cash flows from operating activities were $191.4 million and $16.6 million for the three months ended March 31, 2000 and 1999, respectively.

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

     For the three months ended March 31, 2000, we made capital expenditures, excluding the acquisition of the Interlake and Bresnan cable systems, of $259.9 million. The majority of these capital expenditures related to rebuilding existing cable systems and were funded from cash flows from operations and borrowings under credit facilities.

    For the period from January 1, 2000 to December 31, 2002, we plan to spend approximately $6.4 billion for capital expenditures, approximately $3.2 billion of which will be used to upgrade and rebuild our systems to a bandwidth capacity of 550 megahertz or greater and add two-way capability, so that we may offer advanced services. The remaining $3.2 billion will be used for extensions of systems, development of new products and services, converters and system maintenance. Capital expenditures for 2000 are expected to be approximately $2.7 billion, and aggregate capital expenditures for 2001 and 2002 are expected to be approximately $3.7 billion. We currently expect to finance the anticipated capital expenditures with cash generated from operations and additional borrowings under credit facilities, including a bridge loan for which we have received a commitment. We cannot assure you that these amounts will be sufficient to accomplish our planned system upgrades, expansion and maintenance. If we are not able to obtain amounts sufficient for our planned upgrades and other capital expenditures, it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations.

FINANCING ACTIVITIES

    As of March 31, 2000, our total debt was approximately $11.2 billion and the deficiency of earnings available to cover fixed charges was approximately $467.6 million for the three months then ended. In connection with the April 2000 acquisitions of Capital Cable and Farmington, an additional $75.0 million was borrowed. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "- Certain Trends and Uncertainties - Restrictive Covenants," for further information.

     JANUARY 2000 CHARTER HOLDINGS NOTES. On January 12, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued notes with a principal amount of $1.5 billion (January 2000 Charter Holdings Notes). The January 2000 Charter Holdings Notes are comprised of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010, and $532.0 million $11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in certain transactions, as described below.

     On April 24, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation made an offer to exchange the $1.5 billion January 2000 Charter Holdings Notes for new notes. The new notes have substantially similar terms, except that the notes are registered under the Securities Act of 1933, as amended and, therefore, will not bear legends restricting their transfer.

     AVALON CABLE OF MICHIGAN HOLDINGS AND ITS SUBSIDIARIES NOTES. In January 2000, through change of control offers and purchases in the open market, all of the Avalon 9.375% Senior Subordinated Notes due 2008 with a principal amount of $150.0 million were repurchased for $153.7 million. In addition, also through change of control offers, $16.3 million in aggregate principal amount at maturity of the Avalon 11.875% Senior Discount Notes due 2008 was repurchased for $10.5 million. As of March 31, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity remain outstanding with an accreted value of $117.8 million.

     FALCON COMMUNICATIONS, L.P. AND ITS SUBSIDIARIES DEBENTURES. In February 2000, through change of control offers and purchases in the open market, all of the Falcon 8.375% Senior Debentures due 2010 with a principal amount of $375.0 million were repurchased for $388.0 million, and all of the Falcon 9.285% Senior Discount Debentures due 2010 with an aggregate principal amount at maturity of $435.3 million were repurchased for $328.1 million.

    BRESNAN CREDIT FACILITIES. Upon the closing of the Bresnan acquisition, we amended and assumed the previous Bresnan credit facilities. The Bresnan credit facilities provide for borrowings of up to $900.0 million. The Bresnan credit facilities provide for two term facilities, one with a principal amount of $403.0 million (Term A), and the other with a principal amount of $297.0 million (Term B). The Bresnan credit facilities also provide for a $200.0 million revolving credit facility with a maturity date in June 2007 and, at the option of lenders, supplemental facilities in the amount of $200.0 million. Amounts under the Bresnan credit facilities bear interest at the Base Rate or the Eurodollar Rate, as defined, plus a margin of up to 2.75% (7.5% to 8.74% as of March 31, 2000). A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of Term A and the revolving credit facility. At the closing of the Bresnan acquisition, we borrowed approximately $601.2 million to replace the borrowings outstanding under the previous credit facilities and an additional $30.0 million to fund a portion of the Bresnan purchase price. As of March 31, 2000, $680.9 million was outstanding and $219.1 million was available for borrowing.

     BRESNAN NOTES. Charter Holdco and Charter Holdings acquired Bresnan in February 2000 and assumed Bresnan's $170 million in principal amount of 8% Senior Notes due 2009 and $275 million in principal amount at maturity of 9.25% Senior Discount Notes due 2009. In March 2000, we repurchased all of the outstanding Bresnan notes at 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million using proceeds from the sale of the January 2000 Charter Holdings Notes.

     CHARTER OPERATING CREDIT FACILITIES. In March 2000, the Charter Operating credit facilities were amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility was exercised, thereby increasing the total borrowing capacity to $4.7 billion. The remaining $400.0 million of the supplemental credit facility is subject to the Company's ability to obtain additional commitments from the lenders. As of March 31, 2000, outstanding borrowings were approximately $3.8 billion, and the unused availability was $0.9 billion.

     CHARTER HOLDINGS COMMITTED SENIOR BRIDGE LOAN FACILITY. Morgan Stanley Senior Funding, Inc. has committed to provide Charter Holdings and Charter Communications Holdings Capital Corporation with senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion. The commitment to provide the bridge loans expires on October 14, 2000. Each bridge loan must be in a principal amount not less than $400.0 million, and the bridge loans mature one year from the date of the initial loan.

     The first loan will initially bear interest at an annual rate equal to the yield corresponding to the bid price on our 10.25% January 2000 Charter Holdings senior notes less 0.25%, calculated as of the initial date of funding of the loan. If the first loan is not repaid within 90 days following its initial date of funding, the interest rate will increase by 1.25% at the end of such 90-day period and will increase by an additional 0.50% at the end of each additional 90-day period. The second loan will initially bear interest at an annual rate equal to the greater of: (a) the interest rate on the first loan in effect on the date of funding of the second loan; or

(b) the yield corresponding to the bid price on our 10.25% January 2000 Charter Holdings senior notes as of the date of funding of the second loan. If the second loan is not repaid in whole by the last day of each 90-day period following its funding, the interest rate on the loan will increase on the last day of each 90-day period by an amount equal to the increase in the interest rate on the first loan on such day. Unless additional default interest is assessed, the interest rate on the bridge loans will be between 9% and 15% annually.

     The bridge loan facility will not close unless specified closing conditions are satisfied. We cannot assure you that all closing conditions will be satisfied.

CERTAIN TRENDS AND UNCERTAINTIES

    The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report, that could materially impact our business, results of operations and financial condition.

    SUBSTANTIAL LEVERAGE. As of March 31, 2000, our total debt was approximately $11.2 billion. We anticipate incurring significant additional debt in the future to fund the expansion, maintenance and upgrade of our cable systems.

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

    VARIABLE INTEREST RATES. A significant portion of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. See discussion in Item 3.

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

    IMPORTANCE OF GROWTH STRATEGY AND RELATED RISKS. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services. We cannot assure you that we will be able to offer new advanced services successfully to our customers or that those new advanced services will generate revenues. The amount of our capital expenditures and related roll-out of advanced services may be limited by the availability of certain equipment (in particular, converters) due to production capacity constraints of certain vendors and raw material shortages. We continue to work with our primary vendors to address such problems and have been assured that we will have an adequate supply to meet our demand. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.

     MANAGEMENT OF GROWTH. We have experienced rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired and to be acquired and to attract and retain qualified personnel. No significant severance cost was incurred in conjunction with the Bresnan acquisition. The failure to retain or obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

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

    Cable operators also face significant regulation of their channel capacity. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access users, and unaffiliated commercial leased access programmers. This carriage burden could increase in the future, particularly if the Federal Communications Commission
(FCC) were to require cable systems to carry both the analog and digital versions of local broadcast signals. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility. The FCC recently rejected a request to allow unaffiliated Internet service providers seeking direct cable access to invoke commercial leased access rights originally devised for video programmers.

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

    POSSIBLE RESCISSION LIABILITY. The Rifkin, Falcon and Bresnan sellers who acquired Charter Holdco membership units or, in the case of Bresnan, additional equity interests in an indirect subsidiary of Charter Holdings, in connection with their respective acquisitions and the Helicon sellers who acquired shares of Class A common stock in Charter's initial public offering may have rescission rights against Charter and Charter Holdco arising out of possible violations of
Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests.

    If all of these equity holders successfully exercised their possible rescission rights, Charter or Charter Holdco would become obligated to repurchase all such equity interests, and the total repurchase obligation would be up to approximately $1.8 billion as of March 31, 2000. If Charter and Charter Holdco fail to obtain capital sufficient to fund any required repurchases, they could seek funds from us and our subsidiaries. This could adversely affect our consolidated financial condition and results of operations. These rescission rights expire one year from the dates of issuance or purchase of those equity interests.

NEW PRODUCTS AND SERVICES

    Charter currently offers its customers a full array of traditional cable television services and we have begun to offer advanced high bandwidth services such as digital video and high-speed Internet access. We plan to continually enhance and upgrade these services, including adding new programming and other telecommunications services.

    Charter is in the process of introducing a variety of new or expanded products and services beyond the traditional offerings of analog television programming for the benefit of both our residential and commercial customers. These new products and services are as follows:

         -    Digital television and its related enhancements;
         -    High-speed Internet access via cable modems;
         -    Internet access through dial-up telephone modems;
         -    Internet access through television-based service; and
         -    Interactive programming.

    The following statistics for December 31, 1999 are pro forma for the Interlake and Bresnan acquisitions completed in February 2000.


                                                        ACTUAL                   PRO FORMA
                                                    MARCH 31, 2000           DECEMBER 31, 1999
                                                    --------------           -----------------
DIGITAL VIDEO
Homes Passed                                          4,808,300                  4,675,000
Digital Customers                                       224,700                    155,400
Digital Penetration                                         4.7%                       3.3%


DATA
Homes Passed                                          5,081,300                  4,422,000
Data Customers                                          122,900                     84,400
Penetration                                                 2.4%                       1.9%


TELEVISION-BASED INTERNET ACCESS
Homes Passed                                            429,000                    429,000
Customers                                                 7,300                      7,100
Penetration                                                 1.7%                       1.7%


SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL DATA

     The following Supplemental Unaudited Pro Forma Financial Data is based on the financial data of Charter Holdings. Our financial data, on a consolidated basis, is adjusted on a pro forma basis to illustrate the estimated effects of the Bresnan acquisition. The impact of the issuance and sale of the January 2000 Charter Holdings Notes is not significant and is therefore not taken into account below.

     The Supplemental Unaudited Pro Forma Financial Data reflects the application of the principles of purchase accounting to the Bresnan acquisition. The allocation of the purchase price is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information of intangible assets and is subject to post-closing purchase price adjustments. We believe that finalization of the purchase price allocation will not have a material impact on our results of operations or financial position. The Supplemental Unaudited Pro Forma Financial Data does not purport to be indicative of what our results of operations would actually have been had the transactions described above been completed on the dates indicated or to project our results of operations for any future date.



                                                             SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                       AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                       ---------------------------------------------------
                                                         CHARTER
                                                         HOLDINGS       ACQUISITIONS (a)        TOTAL
                                                         --------       ----------------     -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
          STATEMENT OF OPERATIONS DATA:
          REVENUES:
          Basic...............................          $  524,547         $   27,953        $   552,500
          Premium.............................              55,773              2,964             58,737
          Pay-per-view........................               7,231                369              7,600
          Digital.............................               9,196                705              9,901
          Advertising.........................              33,278              2,344             35,622
          Data................................               9,712              1,640             11,352
          Other...............................              81,867              1,685             83,552
                                                        ----------         ----------        -----------
            Total revenues....................             721,604             37,660            759,264
          OPERATING EXPENSES:
          Programming.........................             164,825              9,397            174,222
          General and administrative..........             125,292              5,533            130,825
          Service.............................              47,091              4,672             51,763
          Advertising.........................              12,277              1,219             13,496
          Marketing...........................              11,693                623             12,316
          Other...............................              10,591                  8             10,599
          Depreciation........................             252,876              6,539            259,415
          Amortization........................             293,224             20,950            314,174
          Option compensation expense.........              15,500                  -             15,500
          Corporate expense charges...........              12,508              1,554             14,062
                                                         ---------         ----------        -----------
            Total operating expenses..........             945,877             50,495            996,372
          Loss from operations................            (224,273)           (12,835)          (237,108)
          Interest expense....................            (247,034)           (24,481)          (271,515)
          Interest income.....................               5,123                 44              5,167
          Other income (expense)..............                 132                  -                132
                                                        ----------         ----------        -----------
          Loss before minority interest.......            (466,052)           (37,272)          (503,324)
          Minority interest expense (b).......              (1,552)            (1,595)            (3,147)
                                                        -----------        -----------       ------------
          Net loss............................          $ (467,604)        $  (38,867)       $  (506,471)
                                                        ==========         ==========        ===========
          OTHER FINANCIAL DATA:
          EBITDA (c)..........................          $  321,959         $   14,654        $   336,613
          EBITDA margin (d)...................                44.6%              38.9%              44.3%
          Adjusted EBITDA (e).................          $  349,835         $   16,208        $   366,043

          OPERATING DATA (at end of period,
            except for averages):
          Homes passed (f)....................                                                 9,895,400
          Basic customers (g).................                                                 6,152,000
          Basic penetration (h)...............                                                      62.2%
          Premium units (i)...................                                                 3,088,000
          Premium penetration (j).............                                                      50.2%
          Average monthly revenue per basic
            customer (k)......................                                               $     41.14


----------

(a) Comprised of Bresnan's results of operations through February 14, 2000, the date of acquisition; and the results of operations of cable systems acquired by Bresnan through the dates of acquisitions.

(b) Represents the accretion of dividends on the preferred membership units in an indirect subsidiary of Charter Holdings held by certain Bresnan sellers.

(c) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization, and minority interest. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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

     The following information presents operating results and data for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, for the cable systems owned or managed by us as of January 1, 1999.


                                                                        FOR THE THREE MONTHS ENDED MARCH 31,       PERCENT
                                                                             2000                   1999           VARIANCE
                                                                             ----                   ----           --------
STATEMENTS OF OPERATIONS (Unaudited)                                        (Dollar amounts in thousands)
Revenues:
  Basic.......................................................           $  205,895             $   188,164
  Premium.....................................................               24,107                  24,405
  Pay-per-view................................................                3,490                   7,243
  Digital.....................................................                4,276                     261
  Advertising sales...........................................               15,510                   9,993
  Data........................................................                3,441                   1,082
  Other.......................................................               38,688                  37,015
                                                                         ----------             -----------
     Total revenues...........................................              295,407                 268,163         10.2%
                                                                         ----------             -----------
Operating Expenses:
  Programming.................................................               66,600                  63,510
  General and administrative..................................               51,282                  47,630
  Service.....................................................               18,425                  18,589
  Marketing...................................................                5,349                   6,737
  Other operating expenses....................................                9,748                   5,084
                                                                         ----------             -----------
     Total operating expenses.................................              151,404                 141,550          7.0%
                                                                         ----------             -----------
Adjusted EBITDA...............................................           $  144,003             $   126,613         13.7%
                                                                         ==========             ===========

                                                                                                                   PERCENT
OPERATING DATA                                                         MARCH 31, 2000         MARCH 31, 1999       VARIANCE
                                                                       --------------         --------------       --------
Homes passed..................................................            3,878,900               3,805,200
Basic customers*..............................................            2,254,100               2,202,200          2.4%
Basic penetration.............................................                 58.1%                  57.9%
Premium units.................................................            1,365,600               1,280,200          6.7%
Digital video customers.......................................              117,300                   2,800
Data customers................................................               38,700                   6,900
Average monthly revenue per basic customer....................          $     43.68             $     40.59          7.6%


-----------

* December 31, 1999 pro forma customers were 2,244,000 after the transfer of a certain Indiana cable system to complete the InterMedia exchange in March 2000.

     Revenues increased by $27.2 million or 10.2% when comparing the revenues for the three months ended March 31, 2000, to the results for the comparable systems for the three months ended March 31, 1999. This increase is due to a net gain of approximately 51,900 or 2.4% basic customers between quarters and retail rate increases implemented in certain of our systems. Pay-per-view revenues decreased as a result of few special events in the first quarter of 2000. Advertising revenues increased 55.2% as a result of launching advertising in new markets and increasing the number of cable channels on which advertising is sold.

     Total operating expenses increased approximately $9.9 million or 7.0% when comparing the operating expenses for the three months ended March 31, 2000, to the results for the same systems for the three months ended March 31, 1999. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid for programming services. We believe that the increases in programming expense are consistent with industry-wide increases.

     We experienced growth in adjusted EBITDA of approximately $17.4 million or 13.7% when comparing adjusted EBITDA for the three months ended March 31, 2000, to the results for the same systems for the three months ended March 31, 1999. Adjusted EBITDA margin increased from 47.2% to 48.7% when comparing the similar periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2000 (dollars in thousands):


                                                                    EXPECTED MATURITY DATE
                                 ---------------------------------------------------------------------------------------------
                                    2000          2001         2002         2003         2004       THEREAFTER       TOTAL
                                 -----------   ----------   ----------   ----------   ----------   ------------   ------------
DEBT
Fixed Rate..................              -            -             -   $   56,729           -    $ 5,345,662    $ 5,402,391
  Average Interest Rate.....              -            -             -         11.8%          -            9.6%           9.7%
Variable Rate...............     $    3,750    $   5,000    $  101,345   $  299,433   $ 444,880    $ 5,683,242    $ 6,537,650
  Average Interest Rate.....            9.3%         9.3%          9.1%         9.1%        8.7%           8.4%           8.5%
INTEREST RATE INSTRUMENTS
Variable to Fixed Swaps.....     $ 500,0000    $ 780,000    $  350,000   $  110,000   $ 300,000    $   392,713    $ 2,432,713
  Average Pay Rate..........            8.0%         7.8%          7.5%         7.1%        6.8%           7.6%           7.6%
  Average Receive Rate......            8.9%         9.4%          9.3%         9.2%        8.8%           8.9%           9.1%
Cap.........................              -            -    $   15,000            -           -              -    $    15,000
  Average Cap Rate..........              -            -           9.0%           -           -              -            9.0%
Collars.....................     $  195,000    $ 545,000             -            -           -              -    $   740,000
  Average Cap Rate..........            9.0%         9.5%            -            -           -              -            9.3%
  Average Floor Rate........            7.8%         9.0%            -            -           -              -            8.7%


     The fair value of fixed-rate debt at March 31, 2000, was $4.1 billion. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximates carrying value at March 31, 2000, since this debt bears interest at current market rates.

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at March 31, 2000. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the three months ended March 31, 2000 and 1999, was not significant.

                           PART II. OTHER INFORMATION.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 24, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation made effective an offer to exchange the $1.5 billion January 2000 Charter Holdings Notes for new notes. The new notes have substantially similar terms, except that the notes are registered under the Securities Act and, therefore, will not bear legends restricting their transfer. No cash or other consideration will be received in the exchange.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

              1.1 Purchase Agreement, dated as of January 6, 2000 by and among Charter Communications Holdings, LLC, Charter Communications Capital Corporation and Goldman, Sachs & Co., Chase Securities Inc., FleetBoston Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, TD Securities (USA) Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and SunTrust Equitable Securities Corporation (1)

              4.1(a) Indenture relating to the 10.00% Senior Notes due 2009, dated as of January 12, 2000 between Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (1)

              4.1(b)       Form of 10.00% Senior Note due 2009 (1)

              4.1(c) Exchange and Registration Rights Agreement, dated January 12, 2000, by and among Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, Goldman, Sachs & Co., Chase Securities Inc., FleetBoston Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, TD Securities
                           (USA) Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and SunTrust Equitable Securities Corporation, relating to the 10.00% Senior Notes due 2010 (1)

              4.2(a) Indenture relating to the 10.25% Senior Notes due 2010, dated as of January 12, 2000 between Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (1)

              4.2(b) Form of 10.25% Senior Note due 2010 (included in Exhibit No. 4.2(a)) (1)

              4.2(c) Exchange and Registration Rights Agreement, dated January 12, 2000, by and among Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, Goldman, Sachs & Co., Chase Securities Inc., FleetBoston Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, TD Securities
                           (USA) Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and SunTrust Equitable Securities Corporation, relating to the 10.25% Senior Notes due 2010 (1)

              4.3(a) Indenture relating to the 11.75% Senior Discount Notes due 2010, dated as of January 12, 2000 between Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (1)

              4.3(b) Form of 11.75% Senior Discount Notes due 2010 (included in Exhibit No. 4.3(a)) (1)

              4.3(c) Exchange and Registration Rights Agreement, dated January 12, 2000, by and among Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, Goldman, Sachs & Co., Chase Securities Inc., FleetBoston Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, TD Securities
                           (USA) Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and SunTrust Equitable Securities Corporation, relating to the 11.75% Senior Discount Notes due 2010 (1)

              10.1(c) Third Amendment to Credit Agreement dated as of March 18, 2000, between Charter Communications Operating, LLC, Charter Communications Holdings, LLC and certain lenders and agents named therein (2)

              10.2(f) Management Agreement, dated as of February 14, 2000, by and between CC VIII Operating, LLC, certain subsidiaries of CC VIII Operating, LLC and Charter Communications, Inc. (2)

              10.4(c) Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (2)

              10.18(a) Amended and Restated Credit Agreement, dated as of February 14, 2000, made by CC VIII Holdings, LLC, CC VIII Operating, LLC and certain of its subsidiaries in favor of Toronto Dominion (Texas), Inc., as Administrative Agent (3)

              10.22 Amended and Restated Limited Liability Company Agreement for Charter Communications Holdings Company, LLC, dated February 14, 2000 (3)

              10.24 Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Media, III L.P. (as assignee of Blackstone Family Investment III L.P.), TCID of Michigan, Inc. and TCI Bresnan LLC (3)

              10.26 Commitment Letter dated April 14, 2000 from Morgan Stanley Senior Funding, Inc. (4)

              27.1         Financial Data Schedule.*

         ---------

         *  Filed herewith.

         (1) Incorporated by reference to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-77499).

         (2) Incorporated by reference to the annual report on Form 10-K of Charter Communications, Inc. filed on March 30, 2000 (File No. 000-27927).

         (3) Incorporated by reference to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 000-27927).

         (4) Incorporated by reference to Amendment No.1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499).

         (b)  REPORTS ON FORM 8-K

              - On January 5, 2000, an 8-K dated December 27, 1999, was filed to announce plans for Charter Holdings and Charter Communications Holdings Capital Corporation to raise $900.0 million in a private placement of high yield bonds.

              - On January 18, 2000, an 8-K dated January 1, 2000, was filed to announce that Charter Holdings and Charter Holdco had effected a number of transactions to transfer recently acquired cable systems to Charter Holdings. As a result of these transactions, Charter Holdings became the indirect parent of the Fanch, Falcon and Avalon cable systems. In addition, Charter Holdings and Charter Communications Holdings Capital Corporation announced that they had entered into an agreement to sell $675.0 million of 10.00% Senior Notes due 2009, $325.0 million of 10.25% Senior Notes due 2010, and 11.75% Senior Discount Notes due 2010 with a principal amount at maturity of $532.0 million. The sale of the notes provided gross proceeds of approximately $1.3 billion.

              - On February 29, 2000, an 8-K dated February 14, 2000, was filed to announce the completion of the acquisition of Bresnan; the subsequent change of Bresnan's name to CCG VIII, LLC; Charter's intention to make an offer to repurchase Bresnan's publicly held notes as required under the indenture; the increase in the borrowing availability under Bresnan's credit agreement to $900.0 million; and the amendment and restatement of Charter Holdco's limited liability company agreement. Finally, a new management agreement with Bresnan was disclosed, and Bresnan financial statements were filed as exhibits.

              - On March 16, 2000, an amended 8-K dated January 1, 2000, was filed to provide historical financial statements of Fanch, Falcon and Avalon and pro forma financial information to reflect the transfer of those cable systems to Charter Holdings.

              - On March 20, 2000, an amended 8-K dated January 1, 2000, was filed to provide the same historical financial statements and pro forma financial information described for the preceding 8-K, except that the Fanch historical financial statements were now presented as audited statements and included reports of independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                         CHARTER COMMUNICATIONS HOLDINGS, LLC,
                                         a registrant

                                         By: CHARTER COMMUNICATIONS, INC.,
                                             ----------------------------------
                                             sole manager

Dated May 12, 2000                       By: /s/ Kent D. Kalkwarf
                                             ----------------------------------
                                             Name:  Kent D. Kalkwarf
                                             Title: Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)


                                         CHARTER COMMUNICATIONS HOLDINGS
                                         CAPITAL CORPORATION,
                                         a registrant


Dated May 12, 2000                       By: /s/ Kent D. Kalkwarf
                                             ----------------------------------
                                             Name:  Kent D. Kalkwarf
                                             Title: Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)