Form 10-Q
period 2002-03-31
CHARTER COMMUNICATIONS HOLDINGS LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2002-05-15
CIK 1085476, 1085475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                        COMMISSION FILE NUMBER: 333-77499

                      CHARTER COMMUNICATIONS HOLDINGS, LLC

              CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION*
           ----------------------------------------------------------
           (Exact name of registrants as specified in their charters)

                     DELAWARE                            43-1843179
                     DELAWARE                            43-1843177
          -------------------------------            -------------------
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

              12405 POWERSCOURT DRIVE
                ST. LOUIS, MISSOURI                     63131
              -----------------------                 ----------
     (Address of principal executive offices)         (Zip Code)

                                 (314) 965-0555
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of May 15, 2002: 100

* Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-Q and is therefore filing with the reduced disclosure format.

                      CHARTER COMMUNICATIONS HOLDINGS, LLC

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements - Charter Communications Holdings, LLC and Subsidiaries...............        4

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......       14

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................       27

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings..........................................................................       29

      Item 6. Exhibits and Reports on Form 8-K...........................................................       29

SIGNATURES...............................................................................................       32

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

      This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission or the SEC, and include, but are not limited to:

      - our plans to achieve growth by offering advanced products and services;

      - our anticipated capital expenditures for our upgrades and new equipment and facilities;

      - our ability to fund capital expenditures and any future acquisitions;

      -     the effects of governmental regulation on our business;

      - our ability to compete effectively in a highly competitive and changing environment;

      - our ability to obtain programming as needed and at a reasonable price;

      - our ability to continue to do business with existing vendors, particularly high-tech companies that do not have a long operating history; and

      - general business and economic conditions, particularly in light of the uncertainty stemming from recent terrorist activities in the United States and the armed conflict abroad.

      All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                  2002             2001 *
                                                               ------------    ------------
                                                                (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $     14,149    $      1,674
   Accounts receivable, net of allowance for doubtful
     accounts of $27,461 and $32,866, respectively                  215,741         273,564
   Receivables from related party                                    38,394          16,964
   Prepaid expenses and other current assets                         54,470          67,255
                                                               ------------    ------------

         Total current assets                                       322,754         359,457
                                                               ------------    ------------

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $2,216,919 and $1,968,244, respectively      6,969,052       6,956,777
   Franchises, net of accumulated amortization
     of $3,190,482 and $3,188,384, respectively                  17,137,096      17,138,774
                                                               ------------    ------------

         Total investment in cable properties, net               24,106,148      24,095,551
                                                               ------------    ------------

OTHER ASSETS                                                        358,830         267,919
                                                               ------------    ------------

        Total assets                                           $ 24,787,732    $ 24,722,927
                                                               ============    ============

                 LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                       $  1,089,287    $  1,271,886
   Payables to related party                                        102,000         189,000
                                                               ------------    ------------

         Total current liabilities                                1,191,287       1,460,886
                                                               ------------    ------------

LONG-TERM DEBT                                                   15,600,043      14,960,373
DEFERRED MANAGEMENT FEES - RELATED PARTY                             13,751          13,751
OTHER LONG-TERM LIABILITIES                                         275,669         328,204
MINORITY INTEREST                                                   668,675         676,028

MEMBER'S EQUITY:
   Member's equity                                                7,060,030       7,323,119
   Accumulated other comprehensive loss                             (21,723)        (39,434)
                                                               ------------    ------------

          Total member's equity                                   7,038,307       7,283,685
                                                               ------------    ------------

          Total liabilities and member's equity                $ 24,787,732    $ 24,722,927
                                                               ============    ============

* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

          See accompanying notes to consolidated financial statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                               THREE MONTHS ENDED MARCH 31,
                                               ---------------------------
                                                  2002           2001
                                               -----------    -----------
                                                      (UNAUDITED)
REVENUES                                       $ 1,078,334    $   873,797
                                               -----------    -----------
OPERATING EXPENSES:
   Operating, general and administrative           613,706        472,147
   Depreciation and amortization                   486,969        693,812
   Option compensation expense                         636          6,038
   Corporate expenses                               15,431         13,721
                                               -----------    -----------
                                                 1,116,742      1,185,718
                                               -----------    -----------

       Loss from operations                        (38,408)      (311,921)

OTHER INCOME (EXPENSE):
   Interest expense, net                          (339,567)      (298,559)
   Other, net                                       31,416        (58,978)
                                               -----------    -----------

                                                  (308,151)      (357,537)
                                               -----------    -----------

       Loss before minority interest expense      (346,559)      (669,458)

MINORITY INTEREST EXPENSE                           (3,230)        (3,159)
                                               -----------    -----------

       Net loss                                $  (349,789)   $  (672,617)
                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   --------------------------
                                                                                       2002           2001
                                                                                   -----------    -----------
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $  (349,789)   $  (672,617)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Minority interest expense                                                          3,230          3,159
      Depreciation and amortization                                                    486,969        693,812
      Option compensation expense                                                          636          6,038
      Noncash interest expense                                                          92,429         57,090
      Loss on equity investments                                                           374         12,572
      (Gain) loss on derivative instruments and hedging activities                     (33,195)        45,687
   Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
      Accounts receivable                                                               52,539         27,080
      Prepaid expenses and other current assets                                         13,554        (11,752)
      Accounts payable and accrued expenses                                           (200,537)      (310,657)
      Receivables from and payables to related party, including deferred
          management fees                                                              (21,430)        (5,368)
                                                                                   -----------    -----------
          Net cash flows from operating activities                                      44,780       (154,956)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                         (470,885)      (521,442)
   Payments for acquisitions, net of cash acquired                                     (77,488)            --
   Purchases of investments                                                             (4,207)        (3,600)
   Other investing activities                                                             (322)        (2,404)
                                                                                   -----------    -----------
          Net cash flows from investing activities                                    (552,902)      (527,446)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                                 86,700             --
   Repayments of intercompany borrowings                                               (87,000)            --
   Borrowings of long-term debt                                                      1,866,960      3,474,842
   Repayments of long-term debt                                                     (1,311,385)    (2,880,306)
   Payments for debt issuance costs                                                    (34,678)       (31,498)
   Other financing activities                                                               --           (355)
                                                                                   -----------    -----------
          Net cash flows from financing activities                                     520,597        562,683
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    12,475       (119,719)

CASH AND CASH EQUIVALENTS, beginning of period                                           1,674        130,619
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                           $    14,149    $    10,900
                                                                                   ===========    ===========

CASH PAID FOR INTEREST                                                             $   143,400    $   167,349
                                                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

      Charter Communications Holdings, LLC (Charter Holdings) is a holding company whose primary asset at March 31, 2002 is an equity interest in its cable operating subsidiaries. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (Charter Holdco), which is a subsidiary of Charter Communications, Inc. (Charter). The consolidated financial statements include the accounts of Charter Holdings and all of its direct and indirect subsidiaries. Charter Holdings and its subsidiaries are collectively referred to as the "Company." All material intercompany transactions and balances have been eliminated in consolidation. The Company owns and operates cable systems serving approximately 6.8 million customers at March 31, 2002. The Company currently offers a full range of traditional analog cable television services, along with an array of advanced products and services such as digital cable television, interactive video programming, cable modem high-speed Internet access and video-on-demand.

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

3. ACQUISITIONS

      During the second and third quarters in 2001, the Company acquired cable systems in two separate transactions for an aggregate purchase price of $1.836 billion. In connection with the acquisitions, the Company paid aggregate cash consideration of $1.71 billion, transferred a cable system valued at $25.1 million, Charter Holdco paid $44.6 million in cash and Charter issued 505,664 shares of Charter Series A Convertible Redeemable Preferred Stock valued at $50.6 million (additional shares of Series A Convertible Redeemable Preferred Stock valued at $5.1 million are to be issued to certain sellers subject to certain holdback provisions of the acquisition agreement). Immediately after the acquisitions, Charter and Charter Holdco contributed the assets to Charter Holdings. The purchase prices were allocated to assets acquired and liabilities assumed based on fair values, including amounts assigned to franchises of $1.4 billion.

      On February 28, 2002, the Company and High Speed Access Corp. (HSA) closed the Company's acquisition from HSA of the contracts and associated assets, and assumed related liabilities, that served certain of the Company's high-speed data customers. At closing, Charter wired $77.5 million in cash and delivered 37,000 shares of HSA's Series D convertible preferred stock and all the warrants to buy HSA common stock owned by Charter Holdco and HSA purchased 38,000 shares of its Series D convertible preferred stock from Vulcan Venture. An additional $2.0 million of purchase price was held back to secure indemnity claims. The purchase price was allocated to assets acquired and liabilities assumed based on fair values, including $72.2 million assigned to goodwill. During the period from 1997 to 2000, Charter Holdco entered into Internet-access related service agreements that were performed by the Company and its subsidiaries, and Vulcan Ventures, Charter Holdco and certain of the Company's subsidiaries made equity investments in HSA.

      The above transactions were accounted for using the purchase method of accounting, and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from their respective dates of acquisition. The purchase prices were allocated to assets and liabilities assumed based on fair values. The allocation of the purchase price for the 2002 acquisition is based, in part, on preliminary

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the allocation of the purchase price will not have material impact on the consolidated results of operations or financial position of the Company.

      The summarized operating results of the Company that follow are presented on a pro forma basis as if the following had occurred on January 1, 2001 (dollars in thousands): all significant acquisitions and dispositions completed during 2001 and first quarter 2002, the issuance of Charter Holdings senior notes and senior discount notes in January 2002 and 2001, the issuance of Charter Holdings senior notes and senior discount notes in May 2001, and contribution of the net proceeds contributed to Charter Holdings from the issuance of and sale by Charter of convertible senior notes and Class A common stock in May 2001. Adjustments have been made to give effect to amortization of franchises acquired prior to July 1, 2001, interest expense, minority interest, and certain other adjustments. These transactions did not have a significant impact on the operating results for the three months ended March 31, 2002.

                                          THREE MONTHS ENDED
                                            MARCH 31, 2001
                                          ------------------
         Revenues                              $ 953,801
         Loss from operations                   (330,401)
         Net loss                               (729,175)

      The unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future. Information regarding debt transactions which occurred during 2001 is included in the Company's 2001 Annual Report on Form 10-K.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude substantially all franchises will be renewed indefinitely.

      On January 1, 2002, the Company adopted SFAS No. 142. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer being amortized against earnings and will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraisal performed to determine the valuations of its franchises. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The valuation determined that the fair value of each of the Company's reporting units exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption.

      As discussed in Note 3, in February 2002, the Company closed on its asset purchase agreement with HSA to acquire certain contracts and associated assets and assume related liabilities. As a result of this transaction, the Company recorded goodwill totaling $72.2 million.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The effect of the adoption of SFAS No. 142 as of March 31, 2002 and December 31, 2001 is presented in the following table (in thousands):

                                          MARCH 31, 2002                                   DECEMBER 31, 2001
                           ---------------------------------------------      ---------------------------------------------
                              GROSS                             NET             GROSS                              NET
                             CARRYING       ACCUMULATED       CARRYING         CARRYING        ACCUMULATED       CARRYING
                              AMOUNT        AMORTIZATION       AMOUNT           AMOUNT         AMORTIZATION       AMOUNT
                           -----------      -----------      -----------      -----------      ------------     -----------
INDEFINITE-LIVED
INTANGIBLE ASSETS:
   Franchises with
     indefinite lives      $20,228,098        3,173,206      $17,054,892       20,228,098      $ 3,173,206       17,054,892
   Goodwill                    72, 214               --           72,214               --               --               --
                           -----------      -----------      -----------      -----------      -----------      -----------
                           $20,300,312      $ 3,173,206      $17,127,106      $20,228,098      $ 3,173,206      $17,054,892
                           ===========      ===========      ===========      ===========      ===========      ===========
FINITE-LIVED
INTANGIBLE ASSETS:
   Franchises with
       finite lives        $    99,480      $    17,276      $    82,204      $    99,060      $    15,178      $    83,882
                           ===========      ===========      ===========      ===========      ===========      ===========

      Franchise amortization expense for the three months ended March 31, 2002 was $2.1 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142 and costs associated with franchise renewals. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These costs will be amortized on a straight-line basis over 10 years. For each of the next five years, amortization expense relating to these franchises will be approximately $8.4 million.

      As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the three months ended March 31, 2002 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below (in thousands):

                                                                     MARCH 31,
                                                              -------------------------
                                                                 2002            2001
                                                              ---------       ---------
NET LOSS:
   Reported net loss                                          $(349,789)      $(672,617)
   Add back: amortization of indefinite-lived franchises             --         315,781
                                                              ---------       ---------
      Adjusted net loss                                       $(349,789)      $(356,836)
                                                              =========       =========

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. LONG-TERM DEBT

      Long-term debt consists of the following as of March 31, 2002 and December 31, 2001 (dollars in thousands):

                                                       MARCH 31,        DECEMBER 31,
                                                         2002               2001
                                                     ------------       ------------
LONG-TERM DEBT
   Charter Holdings:
      March 1999
         8.250% senior notes due 2007                $    600,000       $    600,000
         8.625% senior notes due 2009                   1,500,000          1,500,000
         9.920% senior discount notes due 2011          1,475,000          1,475,000
      January 2000
         10.000% senior notes due 2009                    675,000            675,000
         10.250% senior notes due 2010                    325,000            325,000
         11.750% senior discount notes due 2010           532,000            532,000
      January 2001
         10.750% senior notes due 2009                    900,000            900,000
         11.125% senior notes due 2011                    500,000            500,000
         13.500% senior discount notes due 2011           675,000            675,000
      May 2001
         9.625% senior notes due 2009                     350,000            350,000
         10.000% senior notes due 2011                    575,000            575,000
         11.750% senior discount notes due 2011         1,018,000          1,018,000
      January 2002
         9.625% senior notes due 2009                     350,000                 --
         10.000% senior notes due 2011                    300,000                 --
         12.125% senior discount notes due 2012           450,000                 --
   Renaissance Media Group LLC:
      10.000% senior discount notes due 2008              114,413            114,413
   CC V Holdings, LLC:
      11.875% senior discount notes due 2008              179,750            179,750
   Other long-term debt                                     1,178              1,313
CREDIT FACILITIES:
   Charter Operating                                    3,932,000          4,145,000
   CC VI Operating                                        865,000            901,000
   CC VII                                                 541,750            582,000
   CC VIII Operating                                    1,032,000          1,082,000
                                                     ------------       ------------
                                                       16,891,091         16,130,476
                                                     ------------       ------------
Unamortized net discount                               (1,291,048)        (1,170,103)
                                                     ------------       ------------
                                                     $ 15,600,043       $ 14,960,373
                                                     ============       ============

      JANUARY 2002 CHARTER HOLDINGS NOTES. In January 2002, the Company and Charter Communications Holding Capital Corporation (Charter Capital), issued $1.1 billion in aggregate principal amount at maturity of senior notes and senior discount notes. The January 2002 Charter Holdings notes consisted of $350.0 million in aggregate principal amount of 9.625% senior notes due 2009, $300.0 million in aggregate principal amount of 10.000% senior notes due 2011 and $450.0 million in aggregate principal amount at maturity of 12.125% senior discount notes due 2012. The net proceeds of approximately $872.8 million were used to repay a portion of the amounts outstanding under the revolving credit facilities of the Company's subsidiaries.

      The 9.625% senior notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on May 15 and November 15, beginning May 15, 2002, until maturity.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The 10.000% senior notes are redeemable at the option of the issuers at amounts decreasing from 105.000% to 100% of par value plus accrued and unpaid interest beginning on May 15, 2006, to the date of redemption. At any time prior to May 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 10.000% senior notes at a redemption price of 110.000% of the principal amount under certain conditions. Interest is payable semiannually in arrears on May 15 and November 15, beginning May 15, 2002, until maturity.

      The 12.125% senior discount notes are redeemable at the option of the issuers at amounts decreasing from 106.063% to 100% of accreted value beginning January 15, 2007. At any time prior to January 15, 2005, the issuers may redeem up to 35% of the aggregate principal amount of the 12.125% senior discount notes at a redemption price of 112.125% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on January 15 and July 15 beginning July 15, 2007, until maturity. The discount on the 12.125% senior discount notes is being accreted using the effective interest method.

      As of March 31, 2002, $650.0 million of the January 2002 Charter Holdings 9.625% and 10.000% senior notes were outstanding, and the accreted value of the 12.125% senior discount notes was approximately $256.2 million.

      CC VIII OPERATING CREDIT FACILITIES. The CC VIII Operating, LLC (CC VIII Operating) credit facilities were amended and restated on January 3, 2002 and provided for borrowings of up to $1.55 billion. The CC VIII Operating credit facilities provide for three term facilities, two Term A facilities with an aggregate principal amount of $487.5 million, which reduces quarterly beginning March 2002, that mature in June 2007, and a Term B facility with a principal amount of $498.75 million, which reduces quarterly beginning March 2002, that matures in February 2008. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $550.0 million, which reduce quarterly beginning in January 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

      As of March 31, 2002, outstanding borrowings were $1.0 billion, and unused availability was $504.3 million. In January 2002, the Company repaid $107.0 million under the revolving portion of the CC VIII Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

      CHARTER OPERATING CREDIT FACILITIES. The Charter Communications Operating, LLC (Charter Operating) credit facilities were amended and restated on January 3, 2002 and provide for four term facilities: two Term A facilities with an aggregate principal amount of $1.11 billion that matures in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with an aggregate principal amount of $2.75 billion, of which $1.85 billion matures in March 2008 and $900.0 million matures in September 2008. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. At the option of the lenders, supplemental credit facilities in the amount of $100.0 million may be available. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

      As of March 31, 2002, outstanding borrowings were approximately $3.9 billion and unused availability was $1.3 billion. In January 2002, the Company repaid $465.0 million under the revolving portion of the Charter Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. COMPREHENSIVE LOSS

      Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company recognizes losses for any decline in value considered to be other than temporary. Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, in accumulated other comprehensive loss. Comprehensive loss for the three months ended March 31, 2002 and 2001 was $332.1 million and $693.5 million, respectively.

7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of its credit facilities. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

      The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, derivative gains and losses are offset against related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2002 and 2001, other expense includes losses of $1.5 million and gains of $2.3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss on the accompanying consolidated balance sheets. At March 31, 2002 and 2001, a loss of $17.1 million and $19.9 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

      Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three months ended March 31, 2002 and 2001, the Company recorded other income of $34.7 million and other expense of $48.0 million (including $23.9 million in the three months ended March 31, 2001 for the loss on cumulative effect of adopting SFAS No. 133), respectively, for interest rate derivative instruments not designated as hedges.

              CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      As of March 31, 2002 and December 31, 2001, the Company had outstanding $3.6 billion and $3.3 billion, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the consolidated financial statements of the Company.

9. SUBSEQUENT EVENTS

      In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 customers for a total cash price of approximately $48.3 million. Enstar Communications Corporation, a direct subsidiary of Charter Holdco, is the general partner of the Enstar limited partnerships.

      Also, in April 2002, Charter Communications Entertainment I, LLC entered into an agreement to purchase all of Enstar Income Program II-1, L.P.'s Illinois cable television systems, serving approximately 6,400 customers, for a total sale price of approximately $14.7 million. Closing of the purchase is subject to purchase price adjustments, regulatory approvals, customary closing conditions and approval by the limited partners of Enstar Income Program II-1, L.P. It is expected that this acquisition will close in the third quarter of 2002, although no assurance can be given regarding this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Reference is made to the "Certain Trends and Uncertainties" section in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein. For a discussion of our critical accounting policies (including the potential impact of SFAS No. 142), see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of Charter Communications Holdings, LLC's annual report on Form 10-K.

GENERAL

      Charter Communications Holdings, LLC is a holding company whose primary asset as of March 31, 2002 are equity interests in its cable operating subsidiaries. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC, which is a subsidiary of Charter Communications, Inc. We own and operate cable systems serving approximately 6.8 million customers at March 31, 2002. "We," "us" and "our" refer to Charter Holdings and its subsidiaries. We currently offer a full range of traditional analog cable television services, along with an array of advanced services such as digital cable television, interactive video programming, cable modem high-speed Internet access and video-on-demand.

      The following table presents various operating statistics as of March 31, 2002 and 2001:

                                                                     AS OF MARCH 31,
                                                               ---------------------------
                                                                  2002             2001
                                                               ----------       ----------
VIDEO SERVICES:
   BASIC ANALOG VIDEO:
      Basic homes passed                                       11,777,300       10,258,300
      Basic customers                                           6,804,800        6,349,800
      Penetration of basic homes passed                              57.8%            61.9%
   DIGITAL VIDEO:
      Digital homes passed                                     10,894,000        8,811,900
      Digital customers                                         2,208,900        1,343,700
      Penetration of digital homes passed                            20.3%            15.2%
      Penetration of basic customers                                 32.5%            21.2%
      Digital converters deployed                               3,055,900        1,697,000

DATA SERVICES:
   Data homes passed                                            8,180,300        5,688,800
   DATA CUSTOMERS:
      Cable modem customers                                       747,700          307,800
      Dial-up customers                                            32,500           35,500
                                                               ----------       ----------
         Total data customers                                     780,200          343,300
                                                               ==========       ==========
   Penetration of data homes passed                                   9.5%             6.0%

REVENUE GENERATING UNITS:
   Basic customers                                              6,804,800        6,349,800
   New services customers (digital video and cable modem)       2,956,600        1,651,500
                                                               ----------       ----------
      Total revenue generating units                            9,761,400        8,001,300
                                                               ==========       ==========

ACQUISITIONS

      The following table sets forth information on acquisitions since January 1, 2001:

                                                                PURCHASE
                                                                  PRICE,            NET
                                                              INCLUDING DEBT     ACQUIRED
                                           ACQUISITION           ASSUMED           BASIC
                                              DATE            (IN MILLIONS)      CUSTOMERS
                                           ------------       --------------     ----------
AT&T Systems                                  6/01            $  1,736             570,800
Cable USA                                     8/01                 100(a)           32,200
                                                              --------             -------
  Total during 2001                                              1,836             603,000
                                                              --------             -------

High-Speed Access                             2/02                  78                  --
Enstar Limited Partnership systems            4/02                  48              21,600
                                                              --------             -------
   Total during 2002                                               126              21,600
                                                              --------             -------
     Total                                                    $  1,962             624,600
                                                              ========             =======

      (a) In connection with this transaction, we acquired all of the outstanding stock of Cable USA and the assets of related affiliates in exchange for 505,664 shares of Charter Communications, Inc. Series A Convertible Redeemable Preferred Stock valued at approximately $50.6 million and approximately $44.6 million in cash paid by Charter Communications Holding Company.

      On September 28, 2001, Charter Communications Holding Company and High-Speed Access Corp. entered into an asset purchase agreement in which Charter Communications Holding Company agreed to purchase from High Speed Access the contracts and associated assets, and assume related liabilities, that serve our customers, including a customer contact center, network operations center and provisioning software. On December 20, 2001, Charter Communications Holding Company assigned certain of its rights under the asset purchase agreement and certain related agreements to its subsidiary, CC Systems, LLC. The transaction closed on February 28, 2002. At the closing, CC Systems wired funds in the amount of $77.5 million to High Speed Access and delivered 37,000 shares of High Speed Access Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company and High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures Incorporated for $8.0 million. To secure indemnity claims against High Speed Access under the asset purchase agreement, $2.0 million of the purchase price was held back. Additional purchase price adjustments may be made as provided in the asset purchase agreement. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrently with the closing of the transaction, High Speed Access purchased all of its common stock held by Vulcan Ventures, and certain of the agreements between our subsidiaries and High Speed Access, including the programming content agreement, the services agreement, the systems access agreement, the 1998 network services agreement and the May 2000 network services agreement were terminated. The results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from the date of acquisition.

      In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 customers, for a total cash sale price of approximately $48.3 million. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is the general partner of the Enstar limited partnerships.

      Also, in April 2002, Charter Communications Entertainment I, LLC entered into an agreement to purchase all of Enstar Income Program II-1, L.P.'s Illinois cable television systems, serving approximately 6,400 customers, for a total sale price of approximately $14.7 million. Closing of the purchase is subject to purchase price adjustments, regulatory approvals, customary closing conditions and approval by the limited partners of Enstar Income Program II-1, L.P. It is expected that this acquisition will close in the third quarter of 2002, although no assurance can be given regarding this matter.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in millions, except per share data):

                                                                THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------------------------------------
                                                              2002                              2001
                                                   ------------------------         --------------------------
                                                                    % OF                                % OF
                                                    AMOUNT         REVENUES          AMOUNT           REVENUES
                                                   --------        --------         --------          --------
Revenues                                           $1,078.3           100.0%        $  873.8            100.0%
                                                   --------        --------         --------          --------

Operating expenses:
  Operating, general and administrative               613.7            56.9%           472.1             54.0%
  Depreciation and amortization                       487.0            45.2%           693.8             79.4%
  Option compensation expense                           0.6             0.1%             6.0              0.7%
  Corporate expenses                                   15.4             1.4%            13.7              1.6%
                                                   --------        --------         --------          --------
                                                    1,116.7           103.6%         1,185.6            135.7%
                                                   --------        --------         --------          --------
      Loss from operations                            (38.4)           (3.6%)         (311.8)           (35.7%)

Other income (expense):
  Interest expense, net                              (339.6)                          (298.6)
  Other, net                                           31.4                            (59.0)
                                                   --------                         --------
                                                     (308.2)                          (357.6)
                                                   --------                         --------

      Loss before minority interest expense          (346.6)                          (669.4)

Minority interest expense                              (3.2)                            (3.2)
                                                   --------                         --------

      Net loss                                     $ (349.8)                        $ (672.6)
                                                   ========                         ========

      REVENUES. Revenues increased by $204.5 million, or 23.4%, from $873.8 million for the three months ended March 31, 2001 to $1,078.3 million for the three months ended March 31, 2002. System operations existing before March 31, 2001 accounted for $106.4 million, or 52.0%, of the increase, while systems acquired after March 31, 2001 accounted for $98.1 million, or 48.0%, of the increase. Revenues by service offering are as follows (dollars in millions):

                                             THREE MONTHS ENDED MARCH 31,
                                 ----------------------------------------------------------
                                            2002                           2001                        2002 OVER 2001
                                 -------------------------        -------------------------         ----------------------
                                                   % OF                              % OF                              %
                                  AMOUNT          REVENUES         AMOUNT          REVENUES          CHANGE         CHANGE
                                 --------         --------        --------         --------         --------       -------
Analog video                     $  754.6            70.0%        $  649.4             74.3%        $  105.2         16.2%
Digital video                       103.7             9.6%            55.0              6.3%            48.7         88.5%
Cable modem                          64.0             5.9%            25.2              2.9%            38.8        154.0%
Advertising sales                    59.5             5.5%            55.6              6.4%             3.9          7.0%
Other                                96.5             9.0%            88.6             10.1%             7.9          8.8%
                                 --------         --------        --------         --------         --------
                                 $1,078.3            100.0%       $  873.8            100.0%        $  204.5
                                 ========         ========        ========         ========         ========

      Analog video revenues increased as a result of basic customers increasing by 455,000, or 7.2%, to 6,804,800 at March 31, 2002 compared to 6,349,800 at
March 31, 2001. The increase was partially offset by the disconnection of approximately 145,000 marginal customers during the three months ended March 31, 2002. Of the increase, approximately 581,700 customer additions were the result of acquisitions. Additional increases resulted from internal growth.

      Digital video revenues increased as a result of digital customers increasing by 865,200, or 64.4%, to 2,208,900 at March 31, 2002 compared to 1,343,700 at March 31, 2001. Of this increase, approximately 117,900 customer additions were the result of acquisitions. The remaining increase resulted from internal growth due to the upgrade and expansion of our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to the increase.

      Data revenues increased as a result of data customers increasing by 436,900, or 127.3%, to 780,200 at March 31, 2002 compared to 343,300 at March
31, 2001. Of this increase, approximately 26,300 customer additions were the result of acquisitions. The remaining increase was due to internal growth as our system upgrades and expansion continue to increase our ability to offer high-speed Internet service to a larger customer base. Growth in data services was also the result of strong marketing efforts coupled with increased demand for such services. Data customers consisted of 747,700 cable modem customers and 32,500 dial-up customers at March 31, 2002.

      Advertising sales increased $3.9 million, or 7.0%, from $55.6 million for the three months ended March 31, 2001 to $59.5 million for the three months ended March 31, 2002. The increase was primarily due to internal growth and was partially offset by a reduction in the level of advertising purchased by programmers to promote their channels during 2002 compared to the corresponding period in 2001.

      OPERATING, GENERAL AND ADMINISTRATIVE COSTS. Operating, general and administrative costs increased by $141.6 million, or 30.0%, from $472.1 million for the three months ended March 31, 2001 to $613.7 million for the three months ended March 31, 2002. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                             THREE MONTHS ENDED MARCH 31,
                                 ----------------------------------------------------------
                                            2002                           2001                        2002 OVER 2001
                                 -------------------------        -------------------------         ----------------------
                                                   % OF                              % OF                              %
                                  AMOUNT          REVENUES         AMOUNT          REVENUES          CHANGE         CHANGE
                                 --------         --------        --------         --------         --------       -------
General, administrative
  and service                    $ 246.3           22.8%            $  191.6          21.9%          $  54.7        28.5%
Analog video programming           261.6           24.3%               210.4          24.1%             51.2        24.3%
Digital video                       35.1            3.3%                20.6           2.4%             14.5        70.4%
Cable modem                         32.7            3.0%                17.6           2.0%             15.1        85.8%
Advertising sales                   19.2            1.8%                15.3           1.8%              3.9        25.5%
Marketing                           18.8            1.7%                16.6           1.9%              2.2        13.3%
                                 -------           ----             --------          ----           -------
                                 $ 613.7           56.9%            $  472.1          54.1%          $ 141.6
                                 =======           ====             ========          ====           =======

      The increase in general, administrative and service costs of $54.7 million, or 28.5%, resulted primarily from our acquisition of the AT&T systems in June 2001 coupled with overall continued internal growth. The increase in analog video programming of $51.2 million, or 24.3%, was primarily due to continued cost increases, particularly in sports programming, coupled with increased channel capacity. The increase of $14.5 million, or 70.4%, in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services. The increase of $15.1 million, or 85.8% in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales costs increased $3.9 million, or 25.5%, due to growth in our customer base and increased channel capacity. Marketing expenses increased $2.2 million, or 13.3%, related to an increased level of promotions of our service offerings.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $206.8 million, or 29.8%, from $693.8 million for the three months ended March 31, 2001 to $487.0 million for the three months ended

March 31, 2002. This decrease was due primarily to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested annually for impairment. Upon adoption we did not incur an impairment charge and eliminated the amortization of indefinite-lived franchise assets. Amortization of such assets totaled $315.8 million for the three months ended March 31, 2001. We adopted SFAS No. 142 on January 1, 2002. See Note 4 to the interim consolidated financial statements included in Part I, Item I for further information. This decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2001 and 2002 and amortization for franchise renewal costs and franchise assets that did not qualify for indefinite life treatment totaling $2.1 million for the three months ended March 31, 2002.

      OPTION COMPENSATION EXPENSE. Option compensation expense decreased by $5.4 million, or 90.0%, from $6.0 million for the three months ended March 31, 2001 to $0.6 million for the three months ended March 31, 2002. Compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

      CORPORATE EXPENSES. Corporate expenses increased by $1.7 million, or 12.4%, from $13.7 million for the three months ended March 31, 2001 to $15.4 million for the three months ended March 31, 2002. The increase was primarily the result of continued growth.

      INTEREST EXPENSE, NET. Interest expense, net increased by $41.0 million, or 13.7%, from $298.6 million for the three months ended March 31, 2001 to $339.6 million for the three months ended March 31, 2002. The increase in interest expense, net was a result of an increase in average debt outstanding of $2.7 billion to $15.5 billion for the first quarter of 2002 compared to $12.8 billion for the first quarter of 2001, partially offset by a decline in our weighted average borrowing rate of 1.4% to 7.5% in the first quarter of 2002 from 8.9% in the first quarter of 2001. Our weighted average borrowing rate decreased primarily as a result of a general decline in variable borrowing rates and the effect of the interest rate swap agreements. The increased debt primarily relates to the issuance of the January 2002 and May 2001 Charter Holdings notes used to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries, and for general corporate purposes, capital expenditures and a portion of the AT&T purchase price.

      OTHER, NET. Other, net changed by $90.4 million, or 153.2%, from $59.0 million of expense for the three months ended March 31, 2001 to $31.4 million of income for the three months ended March 31, 2002. This was primarily due to a gain of $33.2 million on interest rate agreements in the three months ended March 31, 2002 compared with a loss of $21.8 million, a loss from cumulative effect of change in accounting principle of $23.9 million and losses on investments of $12.8 million in the three months ended March 31, 2001.

      MINORITY INTEREST EXPENSE. Minority interest expense represents the 2% accretion of the preferred membership units in our indirect subsidiary CC VIII, LLC, issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for share of Class A common stock of Charter Communications, Inc.

      NET LOSS. Net loss decreased by $322.8 million, or 48.0%, from $672.6 million for the three months ended March 31, 2001 to $349.8 million for the three months ended March 31, 2002 as a result of the factors described above, including without limitation the decrease in amortization expense as a result of the adoption of SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

      Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, borrowings under the credit facilities of our subsidiaries, issuances of debt securities and capital contributions from Charter Communications, Inc. through Charter Communications Holding Company. Our ability to make payments on our debt securities is dependent primarily upon distributions from our subsidiaries.

      OPERATING ACTIVITIES. Net cash provided by operating activities for the three months ended March 31, 2002 was $44.8 million and net cash used by operating activities for the three months ended March 31, 2001 was $155.0 million. For the three months ended March 31, 2002, net cash provided by operating activities increased primarily due to increased revenues of $204.5 million compared to the corresponding period in 2001, offset partially by a change in operating assets and liabilities of $144.8 compared to December 31, 2001. For the three months ended March 31, 2001, net cash from operating activities increased primarily due to a change in operating assets and liabilities of $255.0 million.

      Operating activities provided $199.7 million more cash during the three months ended March 31, 2002 than the corresponding period in 2001. Operating assets and liabilities used $99.1 million less cash during the three months ended March 31, 2002 than in the corresponding period in 2001.

      INVESTING ACTIVITIES. Net cash used in investing activities for the three months ended March 31, 2002 and 2001 was $552.9 million and $527.4 million, respectively. For the three months ended March 31, 2002, net cash used in investing activities resulted primarily from capital expenditures of $470.9 million for property, plant and equipment and $77.5 million for payments for acquisitions. For the three months ended March 31, 2001, cash used in investing activities resulted primarily from capital expenditures of $521.4 million for property, plant and equipment. Capital expenditures reflect the continued upgrade and rebuild of our systems in order to offer advanced services to our customers and normal recurring capital expenditures. Our upgrade and rebuild will continue to require substantial capital. We expect to spend approximately $2.475 billion during 2002 for upgrades, rebuilds, and normal recurring capital expenditures

      Cash provided by investing activities decreased by $25.5 million during the three months ended March 31, 2002 from the corresponding period in 2001. Cash used for purchases of property, plant and equipment increased by $50.6 million during the three months ended March 31, 2002 than in the corresponding period in 2001. Cash used for payments for acquisitions increased by $77.5 million during the three months ended March 31, 2002 than in the corresponding period in 2001 primarily as a result of our acquisition of certain assets and assumed liabilities of High Speed Access.

      FINANCING ACTIVITIES. Net cash provided by financing activities for the three months ended March 31, 2002 and 2001 was $520.6 million and $562.7 million, respectively. For the three months ended March 31, 2002, we received proceeds from the issuance of long-term debt and additional borrowings on our credit facilities of $1.9 billion, which were offset primarily by repayment of long-term debt of $1.3 billion. For the three months ended March 31, 2001, we received proceeds from the issuance of long-term debt and additional borrowings on our credit facilities of $3.5 billion, which were offset primarily by repayment of long-term debt of $2.9 billion.

      Financing activities provided $42.1 million less cash during the three months ended March 31, 2002 than in the corresponding period in 2001.

      As of March 31, 2002 and December 31, 2001, long-term debt totaled approximately $15.6 billion and $15.0 billion, respectively. This debt was comprised of approximately $6.4 billion and $6.7 billion of bank debt and $9.2 billion and $8.2 billion of high-yield bonds at March 31, 2002 and December 31, 2001, respectively.

      As of March 31, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 6.3% and 6.0%, respectively, while the weighted average rate on the high-yield debt was approximately 9.9% and 10.1%, respectively, resulting in a blended weighted average rate of 8.3% and 8.2%, respectively. Approximately 84.9% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of March 31, 2002 compared to approximately 80.2% at December 31, 2001. The fair value of our total fixed-rate debt was $8.7 billion and $8.2 billion at March 31, 2002 and December 31, 2001, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximated the carrying value of $6.4 billion and $6.7 billion at March 31, 2002 and December 31, 2001, respectively, since this debt bears interest at current market rates.

      In recent years, we have incurred significant additional debt to fund our capital expenditures and acquisitions. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. Additionally, in the event of a default or an event of default under the credit agreements of our subsidiaries, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could adversely impact our ability to operate our business and to make payments under our debt instruments. An event of default may in certain circumstances result in the acceleration of our debt under the related credit facility and may result in defaults under the agreements governing our other long-term indebtedness. See "- Certain Trends and Uncertainties."

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

CAPITAL EXPENDITURES

      We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems for the development of new products and services, and deployment of digital converters and cable modems. Upgrading our cable systems will enable us to offer an increasing variety of advanced products and services, including digital television, cable modem high-speed Internet access, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options, to a larger customer base

      We made capital expenditures, excluding acquisitions of cable systems of $470.9 billion and $521.4 billion for the three months ended March 31, 2002 and 2001, respectively. The majority of the capital expenditures related to our rebuild and upgrade program and purchases of converters and cable modems were funded from cash flows from operations, the issuance of debt, borrowings under credit facilities and the capital contributions from Charter Communications, Inc through Charter Communications Holding Company.

      We expect to spend approximately $2.475 billion during 2002 for upgrades, rebuilds, and normal recurring capital expenditures. Normal recurring capital expenditures will include extensions of systems, development of new products and services, purchases of converters and cable modems, and the build-out of advanced customer contact centers. The actual amount that we spend on these types of capital expenditures will depend on the level of our growth in advanced services customer base and in the delivery of other interactive services. We currently believe that our business plan is fully funded through 2003, the point at which we expect to generate free cash flow. However, we may need additional capital if there is accelerated growth in advanced services customers or in the delivery of other interactive services for advanced products and services in our upgraded service areas or a need to upgrade other service areas ahead of schedule. We may also need additional capital if we acquire additional systems with a substantial number of customers. If we are not able to obtain such capital from increases in our operating cash flow, additional borrowings or other sources, we may not be able to fund any accelerated growth, offer advanced products and services or compete effectively. Consequently, our growth, financial condition and results of operations could suffer materially. See "-Certain Trends and Uncertainties."

      The following table describes the current technological state of our systems as of March 31, 2002 and the anticipated progress of planned upgrades through 2003, based on the percentage of our customers who will have access to the bandwidths listed below and two-way capability:

                                              550 MEGAHERTZ
                                LESS THAN          TO                                          TWO-WAY
                              550 MEGAHERTZ   660 MEGAHERTZ   750 MEGAHERTZ   870 MEGAHERTZ   CAPABILITY
                              -------------   -------------   -------------   -------------   ----------
  March 31, 2002 .........        18.2%            9.7%            40.7%           31.4%         76.7%
  December 31, 2002.......         8.9%            6.2%            40.9%           44.0%         82.6%
  December 31, 2003.......         7.2%            5.0%            40.6%           47.2%         88.8%

INVESTING ACTIVITIES

      HIGH SPEED ACCESS CORP. On September 28, 2001, Charter Communications Holding Company, and High Speed Access entered into an asset purchase agreement in which Charter Communications Holding Company agreed to purchase from High Speed Access the contracts and associated assets, and assume related liabilities, that serve our customers, including a customer contact center, network operations center and provisioning software. On December 20, 2001, Charter Communications Holding Company assigned certain of its rights under the asset purchase agreement and certain related agreements to its subsidiary, CC Systems. The transaction closed on February 28, 2002. At the closing, CC Systems wired funds in the amount of $77.5 million to High Speed Access and delivered 37,000 shares of High Speed Access Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company and High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures for $8.0 million. To secure indemnity claims against High Speed Access under the asset purchase agreement, $2.0 million of the purchase price was held back. Additional purchase price adjustments may be made as provided in the asset purchase agreement. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrently with the closing of the transaction, High Speed Access purchased all of its common stock held by Vulcan Ventures, and certain of the agreements between our subsidiaries and High Speed Access, including the programming content agreement, the services agreement, the systems access agreement, the 1998 network services agreement and the May 2000 network services agreement were terminated. The results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from the date of acquisition.

      ENSTAR LIMITED PARTNERSHIP SYSTEMS. In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 customers, for a total cash sale price of approximately $48.3 million. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is the general partner of the Enstar limited partnerships.

      Also, in April 2002, Charter Communications Entertainment I, LLC entered into an agreement to purchase all of Enstar Income Program II-1, L.P.'s Illinois cable television systems, serving approximately 6,400 customers, for a total sale price of approximately $14.7 million. Closing of the purchase is subject to purchase price adjustments, regulatory approvals, customary closing conditions and approval by the limited partners of Enstar Income Program II-1, L.P. It is expected that this acquisition will close in the third quarter of 2002, although no assurance can be given regarding this matter.

      DIGEO, INC. In connection with the execution of the carriage agreement on March 5, 2001, with digeo interactive, LLC, a subsidiary of digeo, inc., which will function as its television-based Internet portal for an initial six-year period, Charter Communications Ventures, LLC received an equity interest in digeo, inc. funded by Vulcan Ventures' contribution of approximately $21.2 million, which is subject to a priority return of capital to Vulcan Ventures up to the amount so funded. Vulcan Ventures also agreed to make, through January 24, 2004, certain additional contributions through DBroadband Holdings, LLC to acquire digeo, inc. equity in order to maintain Charter Venture's pro rata interest in digeo, inc. in the event of certain future digeo, inc. equity financings by the founders of digeo, inc. These additional equity interests will also be subject to a priority return of capital to Vulcan Ventures up to the amount so contributed. Pursuant to this obligation, on April 26, 2002 Vulcan Ventures contributed an additional $12.5 million to DBroadband Holdings, LLC which was in turn used to purchase additional equity of digeo, inc. As of March 31, 2002 and December 31, 2001, the carrying value of our investment in digeo was approximately $10.6 million and $21.2 million, respectively.

FINANCING ACTIVITIES

      As of March 31, 2002 and December 31, 2001, long-term debt totaled approximately $15.6 billion and $15.0 billion, respectively. This debt was comprised of approximately $6.4 billion and $6.7 billion of bank debt and $9.2 billion and $8.2 billion of high-yield bonds at March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 6.3% and 6.0%, respectively, while the weighted average rate on the high-yield debt was approximately 9.9% and 10.1%, respectively, resulting in a blended weighted average rate of 8.3% and 8.2%, respectively. Approximately 84.9% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of March 31, 2002 compared to approximately 80.2% as of December 31, 2001.

      JANUARY 2002 CHARTER HOLDINGS NOTES. In January 2002, Charter Holdings and its subsidiary, Charter Communications Holding Capital Corporation, issued $1.1 billion in aggregate principal amount of senior notes and senior discount notes. The January 2002 Charter Holdings notes consisted of $350.0 million in aggregate principal amount of 9.625% senior notes due 2009, $300.0 million in aggregate principal amount of 10.000% senior notes due 2011 and $450.0 million in aggregate principal amount at maturity of 12.125% senior discount notes due 2012. The net proceeds of approximately $872.8 million were used to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries.

      The 9.625% senior notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on May 15 and November 15, beginning May 15, 2002, until maturity.

      The 10.000% senior notes are redeemable at the option of the issuers at amounts decreasing from 105.000% to 100% of par value plus accrued and unpaid interest beginning on May 15, 2006, to the date of redemption. At any time prior to May 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 10.000% senior notes at a redemption price of 110.000% of the principal amount under certain conditions. Interest is payable semiannually in arrears on May 15 and November 15, beginning May 15, 2002, until maturity.

      The 12.125% senior discount notes are redeemable at the option of the issuers at amounts decreasing from 106.063% to 100% of accreted value beginning January 15, 2007. At any time prior to January 15, 2005, the issuers may redeem up to 35% of the aggregate principal amount of the 12.125% senior discount notes at a redemption price of 112.125% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on January 15 and July 15 beginning July 15, 2007, until maturity. The discount on the 12.125% senior discount notes is being accreted using the effective interest method.

      As of March 31, 2002, $650.0 million of the January 2002 Charter Holdings 9.625% and 10.000% senior notes were outstanding, and the accreted value of the 12.125% senior discount notes was approximately $256.2 million.

      CC VIII OPERATING CREDIT FACILITIES. The CC VIII Operating credit facilities were amended and restated on January 3, 2002 and provided for borrowings of up to $1.55 billion. The CC VIII Operating credit facilities provide for three term facilities, two Term A facilities with an aggregate principal amount of $487.5 million, which reduces quarterly beginning March 2002, that mature in June 2007, and a Term B facility with a principal amount of $498.75 million, which reduces quarterly beginning March 2002, that matures in February 2008. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $550.0 million, which reduce quarterly beginning in January 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC

VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

      As of March 31, 2002, outstanding borrowings were $1.0 billion, and unused availability was $504.3 million. In January 2002, the Company repaid $107.0 million under the revolving portion of the CC VIII Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

      CHARTER OPERATING CREDIT FACILITIES. The Charter Operating credit facilities were amended and restated on January 3, 2002 and provide for four term facilities: two Term A facilities with an aggregate principal amount of $1.11 billion that matures in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with an aggregate principal amount of $2.75 billion, of which $1.85 billion matures in March 2008 and $900.0 million matures in September 2008. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. At the option of the lenders, supplemental credit facilities in the amount of $100.0 million may be available. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

      As of March 31, 2002, outstanding borrowings were approximately $3.9 billion and the unused availability was $1.3 billion. In January 2002, the Company repaid $465.0 million under the revolving portion of the Charter Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

OUTLOOK

      We expect second quarter 2002 revenue of $1.145 billion to $1.155 billion and full year 2002 revenue of $4.6 billion to $4.7 billion. We expect operating cash flow, after corporate overhead expense, of $500.0 million to $505.0 million and full year 2002 operating cash flow of $2.035 billion to $2.07 billion. We expect no meaningful increase in basic customers in 2002. We anticipate that the number of revenue generating units will increase in second quarter 2002 by 275,000 to 300,000 and for the full year 2002 by 1.1 million to 1.2 million over pro forma revenue generating units in 2001. We expect to have video-on-demand service available to approximately half of our digital customers by the end of 2002. Furthermore, we will continue our focus on interactive TV following its recent launch to over 560,000 customers in a number of markets with additional launches in several other markets in 2002 and expect to expand our offering of this service in 2002 to include over 1.0 million customers. In 2002 we expect to offer several new advanced products and services, including an advanced broadband media center terminal that enables digital video recorder capability, home networking and internet-access over the television; wireless home networking; and an enhanced customized internet portal, with a customized browser and charter.com e-mail. Voice-over Internet protocol telephony initiatives will continue to be tested and developed.

      Customer care will remain a priority. In 2002, we plan to build four additional customer contact centers with goals of increasing efficiency and improving customer service. These new customer contact centers will serve our customer base with state-of-the-art technology to further improve customer satisfaction.

      We will continue our system rebuilds and upgrades so that our customers have access to advanced service technology. We expect to spend approximately $2.475 billion during 2002 for upgrades, rebuilds, and normal recurring capital expenditures.

CERTAIN TRENDS AND UNCERTAINTIES

      The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report and in the Critical Accounting Policies section of "Management's Discussion and

Analysis of Financial Condition and Results of Operations" in Charter Holdings' annual report on Form 10-K, that could materially impact our business, results of operations and financial condition.

      SUBSTANTIAL LEVERAGE. We and our subsidiaries have a significant amount of debt. As of March 31, 2002, our total debt was approximately $15.6 billion. We anticipate that we may incur significant additional debt, including through our subsidiaries, in the future to fund the expansion, maintenance and upgrade of our cable systems. If current debt levels increase, the related risks that we now face will intensify. Our ability to service our debt and to fund our planned capital expenditures for upgrading our cable systems and our ongoing operations will depend on our ability to generate cash and to secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Additionally, it is difficult to assess the impact that the terrorist attacks on September 11, 2001 and the subsequent armed conflict and related events, combined with the general economic slowdown, will have on future operations. If our business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to us from borrowings under our credit facilities or from other sources of financing, we may not be able to repay our debt, to grow our business or to fund our other liquidity and capital needs.

      RESTRICTIVE COVENANTS. The credit facilities of our subsidiaries and the indentures governing our publicly held notes and the publicly held notes of our subsidiaries contain a number of significant covenants that could adversely impact our business. In particular, our indentures and the indentures and credit facilities of our subsidiaries restrict our and their ability to:

      -     pay dividends or make other distributions;

      -     make certain investments or acquisitions;

      -     dispose of assets or merge;

      -     incur additional debt;

      -     issue equity;

      -     repurchase or redeem equity interests and debt;

      -     grant liens; and

      -     pledge assets.

      Furthermore, in accordance with our subsidiaries' credit facilities, a number of our subsidiaries are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument could trigger acceleration of the debt under the applicable agreement and in certain cases under other agreements governing our long-term indebtedness. Any default under our credit facilities or indentures governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on the publicly held notes of our subsidiaries and us and the credit facilities of our subsidiaries.

      ACCELERATION OF INDEBTEDNESS OF OUR SUBSIDIARIES. In the event of a default under our subsidiaries' credit facilities or public notes, our subsidiaries' creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our subsidiaries' credit facilities and indentures will not permit our subsidiaries to distribute funds to Charter Holdings to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of our subsidiaries' debt and liabilities would be payable from our subsidiaries' assets, prior to any distribution of our subsidiaries' assets to pay the interest and principal amounts on our public notes and we might not be able to repay or make any payments on our public notes. Additionally, such a default would cause a cross-default in the indentures governing the Charter Holdings notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of our subsidiaries' credit facilities or public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations.

      LONG-TERM INDEBTEDNESS - CHANGE OF CONTROL PAYMENTS. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes or the public notes and credit facilities of our subsidiaries following a change of control. Under the indentures governing our public notes, upon the occurrence of specified change of control events, including certain specified dispositions of our stock by Mr. Allen, we are required to offer to repurchase all of our outstanding public notes. However, we may not have sufficient funds at the time of the change of control event to make the required repurchase of our public notes and our subsidiaries are limited in their ability to make distributions or other payments to us to fund any required repurchase. In addition, a change of control under our subsidiaries' credit facilities and indentures governing their public notes would require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and public notes are obligations of our subsidiaries, the credit facilities and the public notes would have to be repaid by our subsidiaries before their assets could be available to us to repurchase our public notes. Our failure to make or complete a change of control offer would place us in default under our public notes. The failure of our subsidiaries to make a change of control offer to repay the amounts outstanding under their credit facilities would place them in default of these agreements and could result in a default under the indentures governing our public notes.

      VARIABLE INTEREST RATES. At March 31, 2002, excluding the effects of hedging, approximately 40.8% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of March 31, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 6.3% and 6.0%, respectively, while the weighted average rate on the high-yield was approximately 9.9% and 10.1%, respectively, resulting in a blended weighted average rate of 8.3% and 8.2%, respectively. Approximately 84.9% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of March 31, 2002 compared to approximately 80.2% at December 31, 2001.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

      We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

      As of March 31, 2002 and December 31, 2001, long-term debt totaled approximately $15.6 billion and $15.0 billion, respectively. This debt was comprised of approximately $6.4 billion and $6.7 billion of bank debt under our subsidiaries' credit facilities and $9.2 billion and $8.2 billion of high-yield debt at March 31, 2002 and December 31, 2001, respectively.

      As of March 31, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 6.3% and 6.0%, respectively, while the weighted average rate on the high-yield debt was approximately 9.9% and 10.1%, respectively, resulting in a blended weighted average rate of 8.3% and 8.2%, respectively. Approximately 84.9% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of March 31, 2002 compared to approximately 80.2% at December 31, 2001. The fair value of our total fixed-rate debt was $8.7 billion and $8.2 billion at March 31, 2002 and December 31, 2001, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximated the carrying value of $6.4 billion and $6.7 billion at March 31, 2002 and December 31, 2001, respectively, since this debt bears interest at current market rates.

      We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, derivative gains and losses are offset against related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three month period ended March 31, 2002 and 2001, other expense includes losses of $1.5 million and gains of $2.3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss on the accompanying consolidated balance sheets. At March 31, 2002 and 2001, a loss of $17.1 million and $19.9 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

      Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three months ended March 31, 2002 and 2001, we recorded other income of $34.7 million and other expense of $48.0 million (including $23.9 million related to adopting SFAS No. 133), respectively, for interest rate derivative instruments not designated as hedges.

      As of March 31, 2002 and December 31, 2001, we had outstanding $3.6 billion and $3.3 billion, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.

      We do not hold collateral for these instruments and are therefore subject to credit loss in the event of nonperformance by the counter parties to the interest rate exchange agreements. However we do not anticipate nonperformance by the counter parties to the interest rate exchange agreements.

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

      In January 2002, we amended the Charter Operating credit facilities and the CC VIII Operating credit facilities to provide, among other things, for the deferral of the repayment of the principal and a delay in the reduction of certain facilities and, in consideration, we increased the interest rates related to such facilities and paid a consent fee to those lenders that consented to the amendment. The amounts available for borrowing under the Charter Operating and the CC VIII Operating facilities were increased by $200.0 million and $100.0 million, respectively, at the time of the amendments.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

      We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)     EXHIBITS

      2.1(a) Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (Incorporated by reference to Exhibit 2.1 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).

      2.1(b) Letter of Amendment, dated September 10, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (Incorporated by reference to Exhibit 2.2 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).

      2.1(c) Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Enstar Income Program IV-1, L.P. on April 22, 2002 (File No. 000-15705)).

      2.2 Asset Purchase Agreement, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, and Enstar Income Program II-1, L.P. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed by Enstar Income Program II-1, L.P. on April 26, 2002 (File No. 000-14508)).

      4.1(a) First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (Incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

      4.1(b) Exchange and Registration Rights Agreement relating to 9.625% Senior Notes due 2009, dated as of January 14, 2002, among Charter Communications Holding Company, LLC, Charter Communications Capital Corporation, Salomon Smith Barney Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., TD Securities (USA) Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., RBC Dominion Securities Corporation, Scotia Capital (USA) Inc., SunTrust Capital Markets, Inc., U.S. Bancorp Piper Jaffray Inc., ABN

              AMRO Incorporated, First Union Securities, Inc., CIBC World Markets Corp. and Dresdner Kleinwort Wasserstein -- Grantchester, Inc. (Incorporated by reference to Exhibit 10.2(b) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

      4.2(a) First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (Incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

      4.2(b) Exchange and Registration Rights Agreement relating to 10.000% Senior Notes due 2011, dated as of January 14, 2002, among Charter Communications Holding Company, LLC, Charter Communications Capital Corporation, Salomon Smith Barney Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., TD Securities (USA) Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., RBC Dominion Securities Corporation, Scotia Capital (USA) Inc., SunTrust Capital Markets, Inc., U.S. Bancorp Piper Jaffray Inc., ABN AMRO Incorporated, First Union Securities, Inc., CIBC World Markets Corp. and Dresdner Kleinwort Wasserstein -- Grantchester, Inc. (Incorporated by reference to Exhibit 10.3(b) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

      4.3(a) Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (Incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

      4.3(b) Exchange and Registration Rights Agreement relating to 12.125% Senior Discount Notes due 2012, dated as of January 14, 2002, among Charter Communications Holding Company, LLC, Charter Communications Capital Corporation, Salomon Smith Barney Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., TD Securities (USA) Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., RBC Dominion Securities Corporation, Scotia Capital (USA) Inc., SunTrust Capital Markets, Inc., U.S. Bancorp Piper Jaffray Inc., ABN AMRO Incorporated, First Union Securities, Inc., CIBC World Markets Corp. and Dresdner Kleinwort Wasserstein -- Grantchester, Inc. (Incorporated by reference to Exhibit 10.4(b) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

      10.1 Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and certain lenders and agents named therein, dated as of March 18, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No. 000-27927)).

      10.2 Third Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and certain lenders and agents named therein, dated as of February 2, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No. 000-27927)).

      10.3 Second Amendment to Amended and Restated Management Agreement, dated as of March 17, 1999, as amended as of January 1, 2002, by and between Charter Communications Operating, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 29, 2002 (File No. 000-27927)).

      10.4 Amendment No. 3 to the Charter Communications 1999 Option Plan (Incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K filed by Charter Communications, Inc. on March 29, 2002 (File No. 000-27927)).

      (b)     REPORTS ON FORM 8-K

      On January 4, 2002, the Registrants filed a current report on Form 8-K dated January 4, 2002 to report that they planned to raise $600 million in a private placement offering of notes and senior discount notes. (The transaction size was subsequently increased and the issuers received gross proceeds of approximately $900 million when the notes were sold in January 2002.)

      On January 7, 2002, the Registrants filed a current report on Form 8-K dated September 28, 2001 to report various other events, including expected 2001 year-end results, updates on director resignations and elections, anticipated closing of the acquisition of assets from High Speed Access Corp. and internal restructuring.

      On January 9, 2002, the Registrants filed a current report on Form 8-K dated January 8, 2002 to report they had entered into an agreement to sell senior notes and senior discount notes with gross proceeds of approximately $900 million, with the offering to be made in a private placement to qualified institutional buyers and in compliance with Regulation S.

      On January 15, 2002, the Registrants filed a current report on Form 8-K dated January 8, 2002 to report that they had sold senior notes and senior discount notes and to file the relevant documents as exhibits.

      On January 25, 2002, the Registrants filed a current report on Form 8-K dated January 2, 2002 to file as exhibits amended and restated credit agreements entered into by the Registrants' subsidiaries.

      On April 22, 2002, the Registrants filed a current report on Form 8-K dated April 22, 2002 to report that the Registrants had changed its principal independent accountants.

      On April 26, 2002, the Registrants filed an Amendment No. 1 on Form 8-K/A dated April 22, 2002, to amend the current report on Form 8-K/A dated April 22, 2002 and filed April 23, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHARTER COMMUNICATIONS HOLDINGS, LLC,
                                   a Registrant

                                   By:  CHARTER COMMUNICATIONS, INC.,
                                        its Manager
Dated:  May 15, 2002

                                   By: /s/ KENT D. KALKWARF
                                       ------------------------------------
                                   Name:      Kent D. Kalkwarf
                                   Title:     Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


                                   By: /s/ PAUL E. MARTIN
                                       ------------------------------------
                                   Name:      Paul E. Martin
                                   Title:     Senior Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)


                                   CHARTER COMMUNICATIONS HOLDINGS
                                   CAPITAL CORPORATION, a Registrant

Dated:  May 15, 2002               By: /s/ KENT D. KALKWARF
                                       ------------------------------------
                                   Name:      Kent D. Kalkwarf
                                   Title:     Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


                                   By: /s/ PAUL E. MARTIN
                                       ------------------------------------
                                   Name:      Paul E. Martin
                                   Title:     Senior Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)