Form 10-Q/A
period 2002-09-30
CHARTER COMMUNICATIONS HOLDINGS LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2003-01-09
CIK 1085476, 1085475

 Jan2003 Amendment No. 1 DOC

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 1

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file numbers:
333-77499
333-77499-01

Charter Communications Holdings, LLC
Charter Communications Holdings Capital Corporation

(Exact name of registrants as specified in their charters)

Delaware Delaware	43-1843179 43-1843177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive St. Louis, Missouri 63131	(314) 965-0555
(Address of principal executive offices including zip code)	(Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of November 18, 2002: 100

* Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and is therefore filing with the reduced disclosure format.

EXPLANATORY NOTE

On November 19, 2002, the registrants filed their quarterly report on Form 10-Q for the period ended September 30, 2002 and furnished an unofficial copy of the quarterly report in PDF format pursuant to Rule 104 of Regulation S-T. The sole purpose of this Amendment No. 1 to the quarterly report is to furnish a corrected, unofficial copy of the quarterly report in PDF format pursuant to Rule 104 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS HOLDINGS, LLC, Registrant

By: CHARTER COMMUNICATIONS, INC., its Manager

Dated: January 9, 2003

By: /s/ Steven A. Schumm Name: Steven A. Schumm Title: Executive Vice President and Chief Administrative Officer and interim Chief Financial Officer (Principal Financial Officer)

CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION, Registrant

Dated: January 9, 2003

By: /s/ Steven A. Schumm Name: Steven A. Schumm Title: Executive Vice President and Chief Administrative Officer and interim Chief Financial Officer (Principal Financial Officer)