Form 10-K
period 2002-12-31
CHARTER COMMUNICATIONS HOLDINGS LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2003-04-15
CIK 1085476, 1085475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file numbers:	333-77499 333-77499-01

Charter Communications Holdings, LLC
Charter Communications Holdings Capital Corporation*

(Exact name of registrants as specified in their charters)

Delaware Delaware	43-1843179 43-1843177

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive St. Louis, Missouri 63131	(314) 965-0555

(Address of principal executive offices including zip code)	(Registrants’ telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x]No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

     The aggregate market value of the voting and non voting common equity securities held by non-affiliates as of June 28, 2002 was zero. All of the limited liability company membership interests of Charter Communications Holdings, LLC are held by Charter Communications Holding Company, LLC. All of the issued and outstanding shares of capital stock of Charter Communications Holdings Capital Corporation are held by Charter Communications Holdings, LLC. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

     Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of February 28, 2003: 100.

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

Documents Incorporated By Reference
The following documents are incorporated into this Report by reference: None

CHARTER COMMUNICATIONS HOLDINGS, LLC
CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2002

This Annual Report on Form 10-K is for the year ended December 31, 2002. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us” and “our” refer to Charter Communications Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the “Focus for 2003” section under Part I, Item 1. “Business” and the “Liquidity and Capital Resources” section under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash from operations by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our ability to comply with all covenants in our credit facilities and indentures, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross default provisions;

•	availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash from operations, further borrowings or other sources;

•	any adverse consequences arising out of the restatement of our financial statements described herein;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc.;

•	the cost and availability of funding to refinance our existing debt as it becomes due;

•	our ability to achieve free cash flow;

•	our ability to obtain programming at reasonable prices;

•	general business conditions, economic uncertainty or slowdown and potential international conflict;

•	the impact of any armed conflict, including loss of customers in areas with large numbers of military personnel; and

•	the effects of governmental regulation on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1. Business.

Introduction

Charter Communications Holdings, LLC (Charter Holdings) operating through its subsidiaries, is the third largest operator of cable systems in the United States with approximately 11.9 million homes passed and approximately 6.6 million customer relationships in 40 states. Charter Communications Holdings Capital Corporation (Charter Capital) is a wholly-owned subsidiary of Charter Holdings and was formed and exists solely as a co-issuer of the public debt issued with Charter Holdings. Through our broadband network of coaxial and fiber optic cable, we offer video, data, telephony and other advanced broadband services. We offered high-speed Internet access (data services) to 82% of our homes passed and digital video services to 97% of our homes passed, as of December 31, 2002. We provide telephony service to approximately 22,800 customers in two markets. From these 6.6 million customer relationships, many of whom subscribe to more than one service, we have approximately 10.4 million revenue generating units. Revenue generating units means the sum total of all primary analog video, digital video, high-speed data and telephony customer relationships, not counting additional outlets within one household. See “#Products and Services”.

At December 31, 2002, our investment in cable properties, long-term debt, and total member’s equity was $21.2 billion, $17.3 billion, and $1.9 billion, respectively. Our debt-to-equity ratio and working capital deficit were 9 to 1 and $730 million at December 31, 2002, respectively. For the year ended December 31, 2002, our revenues and net loss were approximately $4.6 billion and $6.2 billion, respectively. We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior net losses include our depreciation and amortization expenses, impairment charges on franchises and interest costs on borrowed money, which increased in the aggregate $3.6 billion and $497 million, respectively for the year ended December 31, 2002 as compared to December 31, 2001 and for the year ended December 31, 2001 as compared to December 31, 2000. A non-cash impairment charge of $4.6 billion was recognized in the fourth quarter of 2002. See “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for greater detail.

We are wholly owned by our parent company, Charter Communications Holding Company, LLC, and indirectly owned by Charter Communications, Inc. Charter Communications, Inc. was organized as a Delaware corporation in 1999 and conducted an initial public offering of its Class A common stock in November 1999. Charter Communications, Inc. is a holding company whose principal assets are an approximate 46.5% equity interest and a 100% voting interest in Charter Communications Holding Company. Charter Communications, Inc.’s only business is to act as the sole manager of Charter Communications Holding Company and its subsidiaries, including us. As sole manager, Charter Communications, Inc. controls the affairs of Charter Communications Holding Company and its subsidiaries, including us. Certain of our subsidiaries commenced operations under the “Charter Communications” name in 1994, and our growth to date has been primarily due to acquisitions and business combinations, most notably acquisitions completed from 1999 through 2001, pursuant to which we acquired an aggregate of approximately 5.5 million customer relationships. We do not expect to make any significant acquisitions in the foreseeable future, but plan to evaluate opportunities to consolidate our operations geographically through exchanges of cable systems with other cable operators, as they arise. We may also sell certain assets from time to time. Paul G. Allen controls Charter Communications, Inc. with an as-converted common equity interest of 56.8% and a beneficial voting control interest of 92.6%. Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555.

Restatement of Prior Results

In November 2002, we determined that additional franchise costs and deferred income tax liability should have been recorded relating to the differences between the financial statement and tax basis of assets we acquired in connection with certain cable businesses acquired throughout 1999 and 2000. As a result of this restatement, we engaged KPMG LLP to perform new audits as of and for the years ended December 31, 2001 and 2000 because our former accountants, Arthur Andersen LLP, were no longer available to provide an opinion as to restated financial statements.

In connection with the audits mentioned above and discussions with the staff of the Securities and Exchange Commission in connection with their review of our periodic filings, we concluded that it was appropriate to make certain adjustments to previously reported results. Among other things, adjustments were made to previous interpretations and applications of generally accepted accounting principles consistently followed by us since 2000 and throughout the restatement period. Although we do not anticipate that additional adjustments will be necessary, until the Securities and Exchange Commission review process has been completed, it is possible that additional adjustments may be required.

These adjustments reduced previously reported revenue for the first three quarters of 2002 by $38 million, and for the years ended December 31, 2001 and 2000 by $146 million and $108 million, respectively. Such adjustments represent approximately 1%, 4% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our previously reported consolidated net loss increased by $188 million for the first three quarters of 2002 and decreased by $21 million for the year ended December 31, 2001. Our previously reported net loss increased by $70 million for the year ended December 31, 2000, primarily due to adjustments related to the original accounting for acquisitions and elements of our rebuild and upgrade activities.

All comparisons and references in this Form 10-K to results for fiscal years 2001 and 2000 are to the restated results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Prior Results” and Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the restatement.

Certain Significant Developments in 2002 and Early 2003

In 2002, we continued and substantially completed the upgrade of our cable systems to provide digital video service, higher bandwidth capacity and two-way communication capability, as well as to reduce the number of headend control centers, or “headends”, which have the equipment for receipt of broadcast and satellite signals, transmission of signals to customers and connectivity for data services. In 2002, we invested approximately $1.1 billion to upgrade our systems. At December 31, 2002, approximately 92% of our customer relationships were served by systems with bandwidth of 550 megahertz or greater and also have the two-way communication capability that is necessary for cable modem high-speed Internet access, most of which has been enabled as shown on page 16. See “ —Our Network Technology.”

In 2002, we decided to focus on improving cash flow from operations and overall revenues by bundling our digital and data services in value-priced packages without deep discounting. In prior years we engaged in deep discounting, special price and package offers and extended credit policies to increase basic analog customers, which resulted in an increase in the number of customers in excess of 90 days past due throughout late 2000 and 2001. Throughout 2002, we tightened our credit and collections policy in an effort to reduce our billing costs, unproductive call volume and general operating costs. At December 31, 2002, approximately 0.1% of our customer base was in excess of 90 days past due as compared to approximately 1.2% and 0.6% at December 31, 2001 and 2000, respectively. The increased discipline in our credit and collection policies, coupled with the elimination of deep discounting and targeted, market specific promotions by digital satellite competitors, resulted in a reduction in our number of customer relationships from approximately 6.95 million to approximately 6.63 million over the course of the year. At the same time, our number of revenue generating units increased by approximately 788,600 due to an increase in high-speed data customers of approximately 585,200 and an increase in digital video customers of approximately 538,000. Consequently, our revenues (excluding the increase in revenues attributable to the AT&T Broadband transaction) increased by approximately 15% in 2002. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2002, 97% of our homes passed had access to digital services and the estimated penetration rate (i.e., the percentage of digital enabled estimated homes passed that purchased the service) was 23%. We also offered high-speed data services to approximately 2.3 million additional homes passed in 2002, bringing estimated high-speed data enabled homes passed at December 31, 2002, to approximately 9.8 million, and increased our number of high-speed data services customers during 2002 from approximately 552,900 to approximately 1,138,100, a penetration rate of 12%. In 2002, revenues from digital video services and high-speed data services increased 49% and 119%, respectively. See “ —Products and Services” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

To finance the upgrade of our systems and our ongoing operations, Charter Holdings and Charter Capital issued additional long-term debt in January 2002 for net proceeds of $873 million. Most of these proceeds were initially used to pay off a portion of the amounts outstanding under our revolving credit facilities so as to increase capacity for subsequent borrowings under the facilities. In January 2002, we also refinanced some of our existing credit facility debt to provide for borrowings of up to $5.2 billion and to provide for the addition of four term facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

In the fourth quarter of 2002, we commenced a program to improve operating efficiency and reduce labor costs, pursuant to which we are consolidating our three divisions and ten operating regions into five divisions and have eliminated certain layers of our management structure. In December 2002, we also announced the commencement of a workforce reduction program intended to reduce our operating costs. This resulted in a special charge of $31 million in the fourth quarter of 2002. As of March 31, 2003, we have reduced our employee count from approximately 18,600 to approximately 16,900, with further reductions anticipated. See “—Management of our Systems” and “—Employees.”

Commencing in July 2002, a number of Federal class action lawsuits and state derivative actions were filed against Charter Communications, Inc., its directors and certain of its and our former and current officers. These lawsuits allege, among other things, misleading accounting practices, overstatement of the number of customers, and breach of fiduciary duty in connection therewith. Since then, Charter Communications, Inc. has become the subject of investigations by the United States Attorney’s Office of the Eastern District of Missouri and, more recently, the Division of Enforcement of the Securities and Exchange Commission in connection with generally comparable subjects. Charter Communications, Inc. is cooperating with the investigations. See “Item 3. Legal Proceedings.”

Effective April 14, 2003, we entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend, initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Commitment of Vulcan Inc.”

Focus for 2003

We expect that our financial focus for 2003 will be to improve revenues and reduce losses from operations with a goal of achieving free cash flow (i.e., meaning that revenues would exceed the sum of all operating expenses, capital expenditures, and cash interest expense).

To achieve these goals, we expect that our operational focus will be to:

•	reduce analog customer losses;

•	increase revenue by adjusting retail rates of service packages;

•	increase revenue through continued sale of digital services and high-speed data products;

•	decrease customer turnover by emphasizing the sale of bundled services;

•	decrease programming costs by offering customers greater choice in the selection of service packages and bundles;

•	decrease operating costs by improving our basic execution and efficiency with respect to our core video and data services, including improving customer care and service delivery through consolidation of certain functions and application of new technologies;

•	decrease operating costs by eliminating organizational redundancy and promoting standardized practices to seek to better exploit potential economies of scale; and

•	decrease capital expenditures due to the substantial completion of our rebuild program in 2002.

We believe our product offerings, especially our digital and high-speed data options, will provide customers greater choice in the selection of core video and data services through a more varied group of bundled packages of services. Given that our widespread digital platform already enables a significant number and variety of channels, our plan for 2003 is to offer customers the opportunity to choose among groups of channel offerings (including premium channels such as Showtime® and HBO®), and to add other services such as data services, high-definition television (in selected markets), and video-on-demand.

We also plan to focus on increased marketing of our high-speed Internet data service, as we believe this area has the potential to provide a substantial portion of our revenue growth in the near future. We expect that these efforts will focus principally on residential customers, although we plan to continue to expand our marketing of data services to the business community, which we believe has shown an increasing interest in high-speed data service and private network services.

To further enhance the customer experience, we plan to continue our efforts to improve customer satisfaction through consolidation and outsourcing of customer contact centers, with a goal of consolidating customer care for 94% of our customers in a total of 20 customer contact centers by December 31, 2003. In addition, we have recently added an interactive channel for customer care in all markets where interactive channels are available.

We will continue to strive to provide an efficient and reliable network, with improved service delivery. With our plant rebuild substantially complete, we plan to substantially reduce capital expenditures. We have no current plans to rebuild any systems except where rebuilds are currently in progress. Through our newly-implemented quality assurance program, we also plan to focus on improvement of service delivery for our newly rebuilt areas in an effort to enhance the customer’s experience and retention. See “—Our Network Technology”.

Summary Organizational Chart

The chart below sets forth our organizational structure and that of our principal direct and indirect parents and subsidiaries. Equity ownership and voting percentages are actual percentages as of February 28, 2003 and do not give effect to any exercise, conversion or exchange of options, preferred stock, convertible notes and other convertible or exchangeable securities.

(1)	Represents 545,259 shares of non-voting convertible redeemable preferred stock issued in connection with certain acquisitions to former owners of cable systems, convertible at a rate of 4.0469446 shares of Class A common stock for each share of non-voting convertible redeemable preferred stock, for an aggregate of approximately 2,206,633 shares of Charter Communications, Inc. Class A common stock.

(2)	Represents mirror convertible notes and mirror convertible preferred equity, which are convertible into common membership units of Charter Communications Holding Company. These notes and equity mirror the terms and amounts of the convertible notes and the Series A convertible redeemable preferred stock issued by Charter Communications, Inc.

(3)	These membership units are exchangeable at any time on a one-for-one basis for shares of Charter Communications, Inc. Class B common stock, which are in turn convertible on a one-for-one basis into shares of Charter Communications, Inc. Class A common stock.

(4)	Represents 100% of the preferred membership interests in CC VIII, LLC, a subsidiary of the CC V Holdings 11.875% notes issuers. See “—Former Owners of CC VIII (Bresnan) Cable Systems.” In April 2002, the holders of these interests exercised their right to put their CC VIII membership interests to Mr. Allen, and this transaction is scheduled to close in May 2003. An issue has arisen regarding the ultimate ownership of such CC VIII membership interests following the consummation of such put right. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — Bresnan.”

(5)	Also an issuer of 3,006,202 Class A preferred membership units, redeemable at $1.00 per unit, plus accretion thereon at 8% per annum from September 14, 1999. These securities were put to Charter Communications Holding Company, LLC for redemption, and this redemption is expected to occur on April 18 for an aggregate redemption price of approximately $3.9 million. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — Rifkin.”

(6)	Charter Communications, Inc. acts as the sole manager of Charter Communications Holding Company and most of its subsidiaries.

(7)	For greater detail, see “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

We are an indirect subsidiary of Charter Communications, Inc. Charter Communications, Inc.’s principal asset is an approximate 46.5% equity interest and a 100% voting interest in our direct 100% parent, Charter Communications Holding Company, LLC. Charter Communications, Inc. provides management services to Charter Communications Holding Company and its subsidiaries, including us. As sole manager, Charter Communications, Inc. controls our affairs and those of our subsidiaries.

The following table sets forth information as of February 28, 2003 with respect to the shares of common stock of Charter Communications, Inc. on an actual outstanding, “as-converted” and “fully-diluted” basis:

	Charter Communications Inc.

	Actual Shares Outstanding(a)

	Number of
	Common	Percent of
	Shares	Common Shares	Voting Percentage
	Outstanding (a)	Outstanding (a)	(a)

Class A Common Stock	294,527,595	99.98%	7.99%
Class B Common Stock	50,000	0.02%	92.01%

Total Common Shares Outstanding	294,577,595	100.00%	100.00%

One-for-One Exchangeable Equity in Subsidiaries:
Charter Investment, Inc.
Vulcan Cable III Inc.
Paul Allen/Sellers of Bresnan systems

Total As-Converted Shares Outstanding

Other Convertible Securities in Charter Communications, Inc.
Convertible Preferred Stock (f)
Convertible Debt
5.75% Convertible Senior Notes (g)
4.75% Convertible Senior Notes (h)
Employee, Director and Consultant Stock Options

Fully Diluted Common Shares Outstanding

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Charter Communications Inc.

	As-Converted Shares Outstanding		Fully Diluted Shares Outstanding
	(assuming only the exchange of all		(assuming conversion of all exchangeable
	one-for-one exchangeable units)(a)(b)		and convertible securities)(c)

	Number of	Percent of	Number of		Percentage of
	As-Converted	As-Converted	Fully Diluted		Fully Diluted
	Common Shares	Common Shares	Common Shares		Common Shares
	Outstanding	Outstanding	Outstanding		Out-standing

Class A Common Stock	294,527,595	44.76%	294,527,595		38.30%
Class B Common Stock	50,000	0.01%	50,000		0.01%

Total Common Shares Outstanding

One-for-One Exchangeable Equity in Subsidiaries:
Charter Investment, Inc.	222,818,858	33.86%	222,818,858		28.97%
Vulcan Cable III Inc.	116,313,173	17.68%	116,313,173		15.12%
Paul Allen/Sellers of Bresnan systems	24,273,943 (d)	3.69%	24,273,943		3.16%

Total As-Converted Shares Outstanding	657,983,569	100.00%

Other Convertible Securities in Charter Communications, Inc.
Convertible Preferred Stock (f)			2,206,633	(e)	0.29%
Convertible Debt
5.75% Convertible Senior Notes (g)			34,786,642	(e)	4.52%
4.75% Convertible Senior Notes (h)			24,095,238	(e)	3.13%
Employee, Director and Consultant Stock Options			50,026,129	(e)	6.50%

Fully Diluted Common Shares Outstanding			769,098,211		100.00%

(a)	Paul G. Allen owns approximately 7% of the outstanding common stock of Charter Communications, Inc. (approximately 57% assuming exchange of all units in Charter Communications Holding Company held by him and his affiliates) and beneficially controls approximately 93% of the voting power of Charter Communications, Inc.’s capital stock. Mr. Allen, as sole holder of the shares of Class B common stock, is entitled to ten votes for each share of Class B common stock held by him and his affiliates and for each membership unit in Charter Communications Holding Company held by him and his affiliates.

(b)	Represents as-converted shares outstanding, assuming only the exchange of membership units in two of Charter Communications, Inc.’s subsidiaries (Charter Communications Holding Company, LLC and CC VIII, LLC), which units are exchangeable by the current holders for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis at any time pursuant to exchange agreements between the holders of such units and Charter Communications, Inc.

(c)	Represents fully-diluted common shares outstanding, assuming exercise, exchange or conversion of all outstanding options and other convertible securities, including the exchangeable membership units described in note (b) above, all shares of Series A convertible redeemable preferred stock of Charter Communications, Inc., all outstanding 5.75% convertible senior notes and 4.75% convertible senior notes of Charter Communications, Inc., and all employee, director and consultant stock options.

(d)	An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII membership interests following consummation of the Bresnan put transaction. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — Bresnan.”

(e)	The weighted-average exercise or conversion price of these securities is $19.41.

(f)	Reflects common shares issuable upon conversion of 545,259 shares of Series A convertible redeemable preferred stock, which were issued to certain sellers at the closing of the Cable USA acquisition in 2001. Such shares have a current liquidation preference of approximately $54.5 million and are convertible into shares of Class A common stock at an initial conversion price of $24.71 per share (or 4.0469446 shares of Class A common stock for each share of convertible redeemable preferred stock), subject to certain adjustments.

(g)	Reflects shares issuable upon conversion of $750 million aggregate principal amount of 5.75% convertible senior notes that are convertible into shares of Class A common stock at an initial conversion rate of 46.3822 shares of Class A common stock per $1,000 principal amount of notes (or approximately $21.56 per share), subject to certain adjustments.

(h)	Reflects shares issuable upon conversion of $632.5 million aggregate principal amount of 4.75% convertible senior notes that are convertible into shares of Class A common stock at an initial conversion rate of 38.0952 shares of Class A common stock per $1,000 principal amount of notes (or approximately $26.25 per share), subject to certain adjustments.

Charter Communications Holding Company, LLC. Charter Communications Holding Company, LLC, a Delaware limited liability company that was formed on May 25, 1999, is the direct 100% parent of Charter Holdings. The common membership units of Charter Communications Holding Company, LLC are owned 46.5% by Charter Communications, Inc., 18.4% by Vulcan Cable III, Inc. and 35.1% by Charter Investment, Inc. All of the outstanding common membership units in Charter Communications Holding Company, LLC held by Vulcan Cable III and Charter Investment are controlled by Mr. Allen and are exchangeable on a one-for-one basis at any time for shares of high vote Class B common stock of Charter Communications, Inc., which are in turn convertible into Class A common stock of Charter Communications, Inc. Charter Communications, Inc. controls 100% of the voting power of Charter Communications Holding Company, LLC and is its sole manager.

The following table sets forth the information as of February 28, 2003 with respect to the common units of Charter Communications Holding Company, LLC on an actual outstanding and “fully-diluted” basis:

Charter Communications Holding Company, LLC

				Fully Diluted Units Outstanding
				(assuming conversion of all exchangeable
	Actual Units Outstanding			and convertible securities)

	Number of
	Common	Percent of		Number of Fully	Percentage of Fully
	Units	Common Units	Voting	Diluted Common	Diluted Common
	Outstanding	Outstanding	Percentage	Units Outstanding	Units Out-standing

Common Units Outstanding
Charter Communications, Inc.	294,577,595	46.49%	100%	294,577,595	38.30%
Vulcan Cable III (a)	116,313,173	18.35%	—	116,313,173	15.12%
Charter Investment (b)	222,818,858	35.16%	—	222,818,858	28.97%

Total Common Units Outstanding	633,709,626	100%	100%

Units Issuable on Conversion of Mirror
Convertible Securities held by Charter Communications, Inc.
Mirror Convertible Preferred Units (c)				2,206,633	0.29%
Mirror Convertible Debt
5.75% Convertible Senior Notes(c)				34,786,642	4.52%
4.75% Convertible Senior Notes(c)				24,095,238	3.13%
Mirror Employee, Director and Consultant Stock Options (c)				50,026,129	6.50%
Mirror Units issuable in respect of shares issuable on exchange of CC VIII Preferred Membership Interests (c)(d)				24,273,943	3.16%

Fully Diluted Common Units Outstanding				769,098,211	100.00%

(a)	Includes 106,715,233 non-voting Class B common units and 9,597,940 non-voting Class C common units.

(b)	Includes 217,585,246 non-voting Class B common units and 5,233,612 non-voting Class C common units.

(c)	Certain provisions of the Charter Communications, Inc. restated certificate of incorporation and Charter Communications Holding Company’s amended and restated limited liability company agreement effectively require that Charter Communications, Inc.’s investment in Charter Communications Holding Company replicates, on a “mirror” basis, Charter Communications, Inc.’s outstanding equity and debt structure. As a result of these coordinating provisions, whenever Charter Communications, Inc. issues equity or debt, Charter Communications, Inc. transfers the proceeds from such issuance to Charter Communications Holding Company, and Charter Communications Holding Company issues a “mirror” security to Charter Communications, Inc. that replicates the characteristics of the security issued by Charter Communications, Inc. As a result, in addition to its equity interest in common units of Charter Communications Holding Company, Charter Communications, Inc. also holds 100% of the 5.75% and 4.75% mirror convertible notes of Charter Communications Holding Company that automatically convert into common membership units upon the conversion of any Charter Communications, Inc. 5.75% and 4.75% convertible senior notes and 100% of the mirror preferred membership units of Charter Communications Holding Company that automatically convert into common membership units upon the conversion of the Series A convertible redeemable preferred stock of Charter Communications, Inc. The table reflects the common equity issuable on exercise or conversion of these mirror securities; however, their weighted average exercise or conversion price is approximately $19.41.

(d)	An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII membership interests following consummation of the Bresnan put transaction. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — Bresnan.”

Former Owners of CC VIII (Bresnan) Cable Systems. Upon the closing of the acquisition of the Bresnan cable systems by our subsidiary, CC VIII, in 2000, some of the former owners received a portion of their purchase price in the form of membership units in Charter Communications Holding Company or CC VIII, LLC, rather than in cash.

The former owners that received interests in Charter Communications Holding Company have since put all such interests to Vulcan Cable III and Charter Investment and such interests are reflected in the holdings of Vulcan Cable III and Charter Investment shown above. Certain other former owners of the acquired Bresnan systems received preferred membership interests in CC VIII, LLC which are exchangeable for shares of Charter Communications, Inc. Class A common stock. In April 2002, these former owners exercised their right to put their CC VIII membership interests to Mr. Allen, and this put transaction is scheduled to close in May 2003. An issue has arisen regarding the ultimate ownership of these CC VIII membership units following the consummation of this put right. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — Bresnan.”

Charter Communications Holdings, LLC. Charter Holdings, a Delaware limited liability company formed on February 9, 1999, is a co-issuer of the publicly held Charter Holdings notes that consist of $3.575 billion aggregate principal amount at maturity of notes issued in March 1999, $1.532 billion aggregate principal amount at maturity of notes issued in January 2000, $2.075 billion aggregate principal amount at maturity of notes issued in January 2001, $1.943 billion aggregate principal amount at maturity of notes issued in May 2001 and $1.1 billion aggregate principal amount at maturity of notes issued in January 2002. Charter Holdings owns 100% of Charter Communications Holdings Capital, the co-issuer of these notes. Charter Holdings also owns the various subsidiaries that conduct all of its cable operations, including the Charter Operating, CC V/CC VIII, CC VI and CC VII Companies described below.

Charter Communications Holdings Capital Corporation. Charter Capital, a Delaware corporation formed on February 16, 1999, is a wholly owned subsidiary of Charter Holdings and a co-issuer of the publicly held Charter Holdings notes described in the preceding paragraph.

Operating Subsidiaries. These companies are our subsidiaries and own or operate all of our cable systems. There are four groups of these operating subsidiaries, identified as follows: the Charter Operating Companies, the CC V/CC VIII Companies, the CC VI Companies, and the CC VII Companies. Each group of operating subsidiaries has a separate credit facility, and the public notes issued by Renaissance Media Group and CC V Holdings are within two of these subsidiary groups. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Products and Services

We offer our customers traditional video programming (analog and digital video) as well as data services (high-speed Internet) and in some areas advanced high bandwidth services such as video-on-demand and interactive television. Our video programming and data services are sold on a subscription basis, with prices and related charges that vary primarily based on the type of services selected, whether the services are sold as a “bundle” versus on an “a la carte” basis, and the equipment necessary to receive the services, with some variation in prices depending on geographic location. To date, telephony has been made available to only a limited number of customers.

We believe that our network architecture, with digital capability, high bandwidth capacity and two-way activated plant, enables us to be a leader in the introduction of new and advanced services. Our advanced services include or may include:

•	video-on-demand;

•	high-definition television;

•	telephony using voice-over-Internet-protocol technology;

•	private network services, such as voice and data transmission services to a network of interconnected locations of a single customer; and

•	various interactive features, such as virtual interactive channels for news, finance, weather, sports, shopping, movie theater listings, games, an interactive program guide and interactive on-screen broadcast programming.

The following table summarizes our approximate customer statistics for analog and digital video, data, telephony, and advanced services.

	Approximate as of December 31,

	2002(a)	2001(a)

	(unaudited)	(unaudited)
Video Services:
Analog video:
Estimated homes passed (b)	11,925,000	11,502,000
Residential (non-bulk) analog video customers (c)	6,328,900	6,688,700
Multi-dwelling (bulk) and commercial unit customers (c)	249,900	247,500

Total analog video customers (c)	6,578,800	6,936,200

Estimated penetration of analog video homes passed (b)(c)(d)	55%	60%
Digital video:
Estimated digital homes passed (b)	11,547,000	10,638,300
Digital customers (e)	2,682,800	2,144,800
Estimated penetration of digital homes passed (d)(e)	23%	20%
Digital percentage of analog video customers (c)(e)(f)	41%	31%
Digital set-top terminals deployed	3,772,600	2,951,400
Estimated Video-on-demand homes passed (b)	3,195,000	1,995,000
High-Speed Data services:
Estimated cable modem homes passed (b)	9,826,000	7,561,000
Residential cable modem customers (g)(h)	1,138,100	552,900
Estimated penetration of cable modem homes passed (d)	12%	7%
Dial-up customers	14,200	37,100
Revenue Generating Units (i):
Analog video customers (c)	6,578,800	6,936,200
Digital customers (e)	2,682,800	2,144,800
Cable modem customers (g) (h)	1,138,100	552,900
Telephony customers (j)	22,800	—

Total revenue generating units (i)	10,422,500	9,633,900

Customer relationships (k)	6,634,700	6,953,700

	For the Year Ended
	December 31,

	2002	2001

Average monthly revenue per customer relationship(k)(l)	$57	$47

(a)	“Customers” include all persons corporate billing records show as receiving service, regardless of their payment status, except for complimentary accounts (such as our employees). Prior to publicly reporting the number of total analog video customers as of September 30, and December 31, 2001, we deducted 46,000 and 45,000 customers, respectively, from the numbers shown on the billing records as a reserve. Of the total customers reported for December 31, 2002, 93,000 customers were 60-90 days overdue, 5,000 customers were 90-120 days overdue, and 1,000 customers were more than 120 days overdue. Of the total customers reported for December 31, 2001, 160,000 customers were 60-90 days overdue, 55,000 customers were 90-120 days overdue, and 31,000 customers were more than 120 days overdue. Such delinquent customers represent 1.5% and 3.5% of total customers as of December 31, 2002 and 2001, respectively. For 2002 and 2001, our year-end financial statements reflect a reserve for uncollectible accounts that we deemed sufficient. The adequacy of the 46,000 and 45,000 customer reductions, our disconnect policies, the application of those policies and their effect on the customer totals reported by us during 2001 and prior periods are currently under investigation by the United States Attorney’s Office for the Eastern District of Missouri and the Securities and Exchange Commission. Those investigations are not complete. Upon the completion of such investigations, and depending on their outcome, we may make additional adjustments in the 2001 or prior periods customer numbers if such adjustments are appropriate. When we publicly announced our 2001 results on February 11,

2002, we also announced that we expected the number of customers to decline by 120,000 during the first quarter of 2002. We ultimately reported a loss of 145,000 customers in that quarter. The customer reduction was primarily the result of eliminating non-paying or delinquent customers from the customer totals.

(b)	Homes passed represents the estimated number of living units, such as single family homes, apartment units and condominium units passed by the cable distribution network in a given area to which we offer the service indicated. Homes passed excludes commercial units passed by the cable distribution network.

(c)	Analog video customers include all customers who purchase video services (including those who also purchase data and telephony services), but excludes approximately 55,900 and 17,500 customer relationships, respectively, who pay for cable modem service only and who are only counted as cable modem customers. This represents a change in our methodology from prior reports through September 30, 2002, in which cable modem only customer relationships were included within our analog video customers. We made this change because we determined that most of these customers were unable to receive our most basic level of analog service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them. Had we previously utilized this new reporting methodology, analog video customers (excluding cable modem only) would have been approximately 6,647,600 as of September 30, 2002. Commercial and multi-dwelling structures are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers. Our policy is not to count complimentary accounts (such as our employees) as customers.

(d)	Penetration represents customers as a percentage of homes passed.

(e)	Digital video customers include all households that have one or more digital set-top terminals. Included in digital video customers at December 31, 2002 and 2001 are approximately 27,500 and approximately 34,800 customers, respectively, that receive digital video service directly through satellite transmission.

(f)	Represents the number of digital video customers as a percentage of analog video customers.

(g)	As noted above, all of these customers also receive video service and are included in the video statistics above, except that the video statistics do not include approximately 55,900 and 17,500 customers at December 31, 2002 and 2001, respectively, who were cable modem only customers.

(h)	Commercial cable modem or data customers historically were calculated on an Equivalent Modem Unit or EMU basis, which involves converting commercial revenues to residential customer counts. EMU’s calculated under the historical method were approximately 98,700 and approximately 54,800 as of December 31, 2002 and 2001, respectively. Commercial EMUs are not included in the above table.

(i)	Revenue generating units represent the sum total of all primary analog video, digital video, high-speed data and telephony customers, not counting additional outlets within one household. For example, a customer who receives two types of services (such as analog video and digital video) would be treated as two revenue generating units, and if that customer added on data service, the customer would be treated as three revenue generating units. This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association that have been adopted by eleven publicly traded cable operators (including Charter Communications, Inc.) as an industry standard.

(j)	Telephony customers include all households purchasing telephone service. On January 1, 2002, 16,100 telephony customers were acquired as a result of the AT&T Broadband transaction.

(k)	Customer relationships include the number of customers that receive at least one level of service encompassing video, data and telephony services, without regard to which service(s) such customers purchase. This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association that have been adopted by eleven publicly traded cable operators (including Charter Communications, Inc.) as an industry standard.

(l)	Average monthly revenue per customer relationship represents total revenue, divided by twelve, divided by the average number of customer relationships.

Video Services. Our video service offerings include the following:

•	Basic Cable. All of our video customers receive a package of basic programming, transmitted via an analog signal, which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite delivered or non-broadcast channels. Our basic line-up generally has between 15 and 30 channels.

•	Expanded Basic Cable. This expanded programming level includes a package of satellite-delivered or non-broadcast channels (such as ESPN®, CNN® and Lifetime® Television), and generally has between 30 and 50 channels, in addition to the basic channel line-up.

•	Premium Channels. These channels provide commercial-free movies, sports and other special event entertainment programming. Home Box Office®, Cinemax, Showtime®, The Movie Channel, Starz and Encore are examples of premium channels. Although we offer subscriptions to premium channels on an individual basis, we are offering an increasing number of premium channel packages and offer premium channels with our advanced services.

•	Pay-Per-View. These channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event or music concert on a commercial-free basis.

•	Digital Tiers. We offer digital service to our customers in several different service combination packages. All digital packages include a digital set-top terminal, an interactive electronic programming guide, up to 45 channels of CD quality digital music, an expanded menu of pay-per-view channels from 4 to 30 additional video channels. Certain digital packages also offer customers one or more premium channels of their choice with “multiplexes.” Multiplexes give customers access to several different versions of the same premium channel which are varied as to time of broadcast (such as east and west coast time slots) or programming content theme (such as westerns or romance). Some digital tier packages are focused on the interests of a particular customer demographic and emphasize, for example, sports, movies, family or ethnic programming. Other digital packages bundle digital television with other advanced services, such as high-speed Internet access.

Data Services. We offer high-speed Internet service to our residential and commercial customers primarily via cable modems attached to personal computers. We generally offer high-speed Internet access services under the Charter Pipeline™ brand, although in certain markets we offer this service in conjunction with a third-party provider. For our Charter Pipeline customers, we have a custom start page that is co-branded with Microsoft Corporation’s network of websites, known as MSN®, with content modules that we provide, including, for example, movie trailers, previews of movies on pay-per-view and video-on-demand, and television listings. In 2002, we began to offer a self-install option for cable modems. We also offer traditional dial-up Internet access and television-based Internet access in a very limited number of our markets.

Advanced Services. We continue to test, evaluate and, in some cases, offer new advanced services that we believe could either provide new revenue streams to offset overall increasing program costs or enhance our appeal to consumers to counter competitive threats. In that regard, in addition to our core video and data service offerings, we continue to develop and explore various advanced services on a limited basis. Further development, deployment and marketing of these advanced services will be determined based on perceived consumer demand, revenue opportunity and their ability to enhance sales of our core services. These advanced services include:

•	Video-On-Demand. We offer video-on-demand (VOD) service, by which customers can access hundreds of movies and other programming at any time, with digital picture quality. In some cases we offer subscription video-on-demand (commonly known as “SVOD”), or VOD programming that is available on a category basis, for a single monthly fee.

•	Telephony/Voice Services. We are exploring technologies using Internet protocol telephony to transmit digital voice signals over our systems. In September 2002, we commercially deployed Internet protocol telephony to approximately 16,200 homes passed in one market. We also offer traditional switch-based telephony to approximately 75,000 homes passed in one area as a result of an acquisition.

•	High-Definition Television. We began to offer high-definition television (HDTV) on a limited basis in 18 markets in the second half of 2002. HDTV will provide our digital customers with video services at a higher resolution than standard television.

•	Business Network Services. We offer integrated network solutions to commercial and institutional customers. These solutions include data and video services. In addition, we offer high-speed Internet services to local businesses.

Other New Business Initiatives. In July 2002, we commenced a test of an advanced broadband media center terminal manufactured by Motorola, Inc. This media center terminal, which is not yet ready for commercial deployment, includes digital video recording capabilities (commonly referred to as “DVR”), advanced graphics and navigation services, interactive data products, as well as other enhanced features, and operates in conjunction with certain existing digital set-top terminals. Built-in DVR capability in the set-top terminal would enable customers to store video and audio content. A stand-alone media center unit is also planned for development. Digeo, Inc. collaborated with us on the design for the advanced broadband media centers. A Charter Communications, Inc. subsidiary and an affiliate of Mr. Allen both own equity interests in Digeo, Inc. See “Item 13. Certain Relationships and Related Transaction — Business Relationships.”

Sale of Advertising. We receive revenue from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we generally insert local advertising on a minimum of four networks, and have covered up to 45 channels. Our system rebuild and digital services launches have increased the number of available channels on which we are able to insert local advertising. We also provide cross-channel advertising to certain programmers.

Pricing for Our Products and Services

Our revenues are derived principally from the monthly fees our customers pay for various services we offer. The prices we charge vary based on the market served and level of service selected and are usually adjusted on an annual basis. As of December 31, 2002, the average monthly fee was $13.77 for analog video service and $26.75 for expanded analog video service. A one-time installation fee, which is often waived during certain promotional periods for a standard installation, is charged to new customers.

In accordance with the Federal Communications Commission’s rules, the prices we charge for cable-related equipment, such as set-top terminals and remote control devices, and for installation services are based on actual costs plus a permitted rate of return.

Although our service offerings vary by market because of differences in the bandwidth capacity of the cable systems in each of our markets and competitive and regulatory factors, our services, when offered on a stand-alone basis, are typically offered at monthly price ranges, excluding franchise fees and other taxes, as follows:

Price Range as of
Service	December 31, 2002

Basic cable	$9.00 — $19.00
Expanded basic cable	$17.00 — $34.63
Premium channel	$10.00 — $15.00
Pay-per-view (per movie or event)	$3.99 — $49.99
Digital cable video packages (which include high-speed data for higher tiers)	$49.99 — $95.99
High-speed Internet access by cable modem	$29.99 — $59.99
Video-on-demand (per selection)	$0.99 — $13.99

Our Network Technology

We have upgraded, and expect to a limited extent to continue to upgrade on a limited basis, the technical quality and capacity of a large portion of our existing systems. We have substantially completed our build-out of new systems to a minimum bandwidth of 550 megahertz or greater, which allows us to:

•	offer digital television, high-speed Internet access (data services) and other digital products and services;

•	increase channel capacity up to 82 analog channels, and add even more channels and services when our bandwidth is used for digital signal transmission; and

•	for systems with bandwidth of at least 550 megahertz, permit two-way communication, so that Internet access does not require a separate telephone line and our systems can provide interactive services, and potentially, telephony services.

We have no current plans to rebuild or upgrade any of our systems, other than those for which rebuilding or upgrading is currently in progress.

As part of our upgrade, we have substantially reduced the number of headends that serve our customers from 1,138 at January 1, 2001 to 788 at December 31, 2002. Because headends are the control centers of a cable television system, where incoming signals are amplified, converted, processed and combined for transmission to the customer, reducing the number of headends reduces related equipment, service personnel and maintenance expenditures. We expect that headend consolidation, together with our other upgrades, will allow us to provide enhanced picture quality and greater system reliability. As a result of the upgrade, approximately 90% of our customers are now served by headends serving at least 10,000 customers.

The following table describes the technological capacity of our systems as of December 31, 2002 and the anticipated progress of planned upgrades through 2003, based on the percentage of our customer relationships that we expect will be served by the bandwidths listed below and will have access to two-way communication capability:

	Less than	550 megahertz
	550	to	750	870	Two-way	Two-way
	megahertz	660 megahertz	megahertz	megahertz	capability	enabled

December 31, 2002	8%	5%	42%	45%	92%	84%
December 31, 2003	7%	5%	41%	46%	93%	86%

See “-Products and Services” for statistics regarding the approximate number of our customers who purchase the various services enabled by these upgrades.

As of December 31, 2002 our cable systems consisted of approximately 215,000 sheath miles, including approximately 47,500 sheath miles of fiber optic cable, passing approximately 11.9 million households and serving approximately 6.6 million customer relationships.

We have adopted the hybrid fiber coaxial cable (HFC) architecture as the standard for our ongoing systems upgrades. HFC architecture combines the use of fiber optic cable with coaxial cable. Fiber optic cable is a communication medium that uses glass fibers to transmit signals over long distances with minimum signal loss or distortion. Fiber optic cable has excellent broadband frequency characteristics, noise immunity and physical durability and can carry hundreds of video, data and voice channels over extended distances. Coaxial cable is less expensive and requires a more extensive signal amplification in order to obtain the desired transmission levels for delivering channels. In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node. Our system design enables a maximum of 500 homes passed to be served by a single node. Currently, our average node serves approximately 385 homes passed. Our system design provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services. We believe that this hybrid network design provides high capacity and superior signal quality. The design also provides reserve capacity for the addition of future services.

The primary advantages of HFC architecture over traditional coaxial-only cable networks include:

•	increased bandwidth capacity, for more channels and other services;

•	dedicated bandwidth for two-way services, which avoids reverse signal interference problems that can otherwise occur with two-way communication capability; and

•	improved picture quality and service reliability.

We currently maintain two national network operations centers to monitor our networks and to further our strategy of providing high quality of service. Monitoring becomes increasingly important as we increase the number of customers utilizing two-way high-speed data service. Our enhanced dispatch centers will focus on local network operations and the reliability and performance of our advanced architecture, and will replace our existing regional operating centers.

Management of Our Systems

Our operating philosophy emphasizes local management making local decisions that affect customers. At the same time, with a view to becoming more efficient and consistent in operations, we are consolidating from three divisions and ten regions to five operating divisions and eliminating certain layers of our management structure. Each operating division will be managed and supported by operational, marketing and engineering personnel at the divisional level. We expect this reorganization will facilitate the establishment of and adherence to standard practices, imaging and branding throughout our systems and better communication of policy decisions so as to enhance consistency of service delivery, improve operational efficiency and create the potential for cost reductions through further exploitation of economies of scale. At the same time, we believe our new structure will still allow local operating decisions and implementation to remain close to the customer.

We continue to have centralized financial management by our corporate office, which enables us to set financial and operating benchmarks and monitor system performance on an ongoing basis. Our corporate office also performs certain financial and administrative functions, on a centralized basis, such as accounting, internal audit, purchasing, marketing and programming contract administration and information technology.

Customer Care

Historically, we have fielded customer service requests, inquiries and complaints through a large number of small customer service centers throughout the country. As a consequence of our aggressive acquisition program in 1999 through 2001, the number of these service centers grew rapidly and in 2000 was in excess of 300 service centers. We believe that maintaining such a large number of service centers hindered our ability to maximize the consistency of our service delivery and related customer satisfaction due to the logistical challenges and poor economies of scale inherent in maintaining and supervising such a large number of service centers.

In an effort to better serve our customers, we are consolidating our local customer care functions by operating technologically advanced, high-volume customer contact centers, and as a result we have closed and expect to continue to close a number of local payment and customer service centers. By establishing regional customer contact centers, we are able to service our customers 24 hours a day, seven days a week and utilize technologically advanced equipment that we believe enhances interactions with our customers. Our customer care specialists receive specialized training to develop customer contact skills and product knowledge that are targeted towards prompt and responsive resolution of customer complaints and customer retention, as well as towards selling additional and higher levels of service to our customers. At December 31, 2002, we operated eight of these high-volume customer contact centers. In 2003, we expect to upgrade three additional facilities to serve as customer contact centers, and to arrange services for four additional high-volume customer contact centers through third party vendors. As of December 31, 2002, we had 180 customer service locations, and our 25 largest customer service locations serviced approximately 70% of our customers.

Programming

General. We believe that offering a wide variety of programming is an important factor that influences a customer’s decision to subscribe to and retain our cable services. We rely on market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to a written contract. Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal. Some program suppliers offer financial incentives to support the launch of a channel and ongoing marketing support or launch fees. We also negotiate volume discount pricing structures. Programming costs are paid each month based on calculations performed by us and are subject to adjustment based on periodic audits performed by the programmers.

Costs. Programming tends to be made available to us for a flat fee per customer with discounts available for channel placement or service penetration. Some channels are available without cost to us for a limited period of time, after which we generally must pay for the programming. For home shopping channels, we receive a percentage of the amount spent in home shopping purchases by our customers on channels we carry.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including:

•	additional programming being provided to customers as a result of system rebuilds that increase channel capacity;

•	increased cost to produce or purchase cable programming;

•	increased cost for certain previously discounted programming; and

•	inflationary or negotiated annual increases.

In particular, sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes contain built-in cost increases for programming added during the term of the contract.

Historically, we have been able to offset increased programming costs through increased prices to our customers. However, with the impact of competition and other marketplace factors, there is no assurance that we will be able to continue to do so. In order to maintain margins despite increasing programming costs, we plan to continue to migrate certain program services from our analog level of service to our digital tiers. We expect that this migration will result in enhanced quality of programming offered on digital tiers and provide our video customers more value and more choice. These service migrations will likely result in an expansion in the number of our digital packages, which we believe will provide more options to bundle services and cover the increased programming expenses. Additionally, as our customers migrate to the digital tier packages, the customer base upon which we pay the increased product costs will proportionately decrease. Generally, to the extent that a reduced number of customers receive a given channel, our costs of providing that channel in our line-up decreases under our programming agreements, although we may lose the benefit of certain volume discounts. We also plan to seek to renegotiate the terms of our agreements with certain programmers as these agreements come due for renewal. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we may be forced to remove such programming channels from our line-up by the programmers, which could result in a further loss of customer relationships.

Franchises

As of December 31, 2002, our systems operated pursuant to a total of approximately 4,400 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and such governmental authority often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally do pass this fee through to the customer. Substantially all of the material franchises relating to our systems which are eligible for renewal have been renewed or extended at or prior to their stated expiration dates.

Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time. The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Historically we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition. Approximately 50% of our franchises covering approximately 52% of our basic cable customers expire within five years of December 31, 2002.

Under the 1996 Telecom Act, state and local authorities are prohibited from limiting, restricting or conditioning the provision of telecommunications services. They may, however, impose “competitively neutral” requirements and manage the public rights-of-way. Granting authorities may not require a cable operator to provide telecommunications services or facilities, other than institutional networks, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also limits franchise fees to an operator’s cable-related revenues and clarifies that they do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission held that revenue derived from the provision of cable modem service should not be added to franchise fee payments already limited by federal law to 5% of traditional cable service revenue. The same decision tentatively limited local franchising authority regulation of cable modem service.

Competition

We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we continue to expand into additional services such as high-speed Internet access and telephony, we face competition from other providers of each type of service. We operate in a very competitive business environment which can adversely affect our business and operations.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed data and other interactive video services. In the broadband industry, our principal competitor for video services throughout our territory is direct broadcast satellite, and in markets where it is available, our principal competitor for data services is digital subscriber line (DSL). We do not consider other cable operators to be significant one-on-one competitors in the market overall, as traditional overbuilds are infrequent and spotty geographically (although in a particular market, a cable operator overbuilder would likely be a significant competitor at the local level). As of December 31, 2002, we are aware of traditional overbuild situations impacting approximately 3% of our total customer relationships.

We are the third largest cable operator based on number of cable customers. Of the five largest cable operators (with Comcast Corporation being first, AOL Time Warner Inc. being second, Cox Communications, Inc. being fourth and Adelphia Communications Corporation being fifth), we are the only operator whose sole business is cable-related services. Although cable operators tend not to be direct competitors for customers, their relative size may affect the competitive landscape in terms of how a cable company competes against non-cable competitors in the market place as well as in relationships with vendors who deal with cable operators. For example, a larger cable operator might have better access to and pricing for the multiple types of services cable companies offer. Also, a larger entity might have different access to financial resources and acquisition opportunities.

Our key competitors include:

DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 19 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna, provided the customer enables two-way communication through a separate telephone connection. Consistent with increasing consolidation in the communications industry, Rupert Murdoch’s News Corp., one of the world’s largest media companies, just agreed to acquire a controlling interest in DirecTV, the largest domestic DBS company. Affiliation with News Corp. could significantly strengthen DirecTV’s competitive posture, particularly through favorable programming arrangements with various News Corp. affiliates and subsidiaries, such as the Fox television network.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single 32 transponder satellite, thereby surpassing the typical analog cable system. In 2002, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing, such as a monthly price of approximately $30 for 75 channels as compared to approximately $46 for the closest comparable package in most of our markets. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that most consumers continue to prefer our stronger local presence in our markets. We also believe that our higher tier products, particularly our bundled premium packages, are price competitive with DBS packages and that many consumers prefer our ability to economically bundle video packages with data packages, in part due to the inability of DBS providers to provide data services absent a separate telephone connection to enable two-way communication. Further, cable providers have the potential in some areas to provide a more complete “whole house” communications package when combining video, data and telephony.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular broadcast stations in the same television markets. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation’s top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets.

DirecTV is now providing two-way high-speed Internet access services. Another satellite company called WildBlue (formerly iSKY) reports that it plans to deliver two-way high-speed Internet access to residential and small business markets in the contiguous U.S. and portions of Canada in 2004 using the Ka-band and spot beam technology. EchoStar, according to a recent press report, is planning to offer its video programming services with the Internet services provided by EarthLink, an Internet service provider, using digital subscriber line technology.

DSL. The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Several telephone companies which already have plant, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.)

and other companies offer DSL service. DSL actively markets its service and many providers have offered promotional pricing with a one-year service agreement. The Federal Communications Commission has initiated a rulemaking proceeding that could materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. It is also possible that federal legislation could reduce regulation of Internet services offered by incumbent telephone companies. Legislative action and the Federal Communications Commission’s decisions and policies in this area are subject to change. We expect DSL to remain a significant competitor to our data services.

DSL and other forms of high-speed Internet access provide competition to our own provision of Internet access. For example, as discussed above, satellite-based delivery options are in development. High-speed Internet access also facilitates the streaming of video into homes and businesses. As the quality and availability of video streaming over the Internet improves, video streaming may compete with the traditional delivery of video programming services over cable systems. It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through video streaming over the Internet.

We believe that pricing for residential and commercial data services on our system is generally less than for comparable DSL services and that some residential customers prefer our ability to bundle data services with video services. However, DSL providers may currently be in a better position to offer data services to businesses since their networks tend to be more complete in commercial areas. They also have the ability to bundle telephony with data services for a higher percentage of their customers, and that ability is appealing to many consumers.

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through “off-air” reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the Federal Communications Commission will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

Traditional Overbuilds. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system’s cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

As of December 31, 2002, we are aware of overbuild situations impacting approximately 3% of our total customer relationships, and potential overbuild situations in areas servicing approximately 5% of our total customer relationships, together representing a total of approximately 8% of our customer relationships. Additional overbuild situations may occur in other systems. In response to such overbuilds, these systems have been designated priorities for the upgrade of cable plant and the launch of new and enhanced services. As of December 31, 2002, we have upgraded many of these systems to at least 750 megahertz two-way HFC architecture.

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

Although telephone companies can lawfully enter the cable television business, activity in this area is currently quite limited. Local exchange carriers do provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

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

Private Cable. Additional competition is posed by satellite master antenna television systems known as “SMATV systems” serving multiple dwelling units, referred to in the cable industry as “MDUs”, such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The Federal Communications Commission ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this Federal Communications Commission policy.

Wireless Distribution. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or “wireless cable,” known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed “line of sight” transmission paths.

Regulation and Legislation

The following summary addresses the key regulatory developments and legislation affecting the cable industry.

The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the Federal Communications Commission to undertake a number of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced “effective competition” in their local franchise area. Federal law defines “effective competition” on a community-specific basis as requiring satisfaction of certain conditions. These conditions are not typically satisfied in the current marketplace; hence, most cable systems potentially are subject to rate regulation. However, with the rapid growth of DBS, it is likely that additional cable systems will soon qualify for “effective competition” and thereby avoid further rate regulation.

Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service—the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

As of December 31, 2002, approximately 15% of our local franchising authorities were certified to regulate basic tier rates. Because the 1992 Cable Act permits communities to become certified and regulate rates at any time, it is possible that additional localities served by the systems may choose to certify and regulate basic rates in the future.

For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the Federal Communications Commission that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this “benchmark” regulatory scheme in favor of traditional “cost-of-service” regulation in cases where the latter methodology appears favorable. Cost-of-service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

Cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, were historically rate regulated by the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications Commission’s authority to regulate cable programming service tier rates expired on March 31, 1999. The Federal Communications Commission still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility, subject to competitive factors and customer acceptance.

Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis. The 1996 Telecom Act also relaxes existing “uniform rate” requirements by specifying that uniform rate requirements do not apply where the operator faces “effective competition,” and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

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

Internet Service. Over the past several years, proposals have been advanced at the Federal Communications Commission and Congress that would require cable operators to provide non-discriminatory access to unaffiliated Internet service providers and online service providers. Several local franchising authorities actually adopted mandatory “open access” requirements, but various federal courts rejected each of these actions, relying on different legal theories.

In March 2002, the Federal Communications Commission ruled that cable modem service (that is, the provision of high-speed internet access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. This classification should leave cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. Indeed, the Federal Communications Commission held that revenue derived from cable modem service should not be added to franchise fee payments already limited by federal law to 5% of traditional cable service revenue. The Federal Communications Commission tentatively concluded that there was no other statutory basis for local franchise authorities to assess a fee on cable modem service. With regard to the open access question, the Federal Communications Commission specifically held that, regardless of classification, regulatory forbearance should now apply. As a result of this ruling we have stopped collecting franchise fees for high-speed data service.

The full consequences of classifying cable modem service as an interstate information service are not yet fully known. The Federal Communications Commission is already considering whether providers of cable modem service should contribute to the federal government’s universal service fund. This contribution could more than offset the savings associated with excluding cable modem service from local franchise fee assessments. The Federal Communications Commission also initiated a rulemaking proceeding to determine whether its jurisdiction over information services still might warrant imposition of open access requirements in the future. Finally, the information services classification itself is subject to judicial review. If regulators ultimately were allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing Internet service.

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

Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system’s activated channels for unaffiliated entities. Even then, the Federal Communications Commission revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed “rural exemption.” The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act of 1935. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

Additional Ownership Restrictions. The 1996 Telecom Act eliminated a statutory restriction on broadcast network/cable cross-ownership, but left in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals subsequently struck down this remaining broadcast/cable cross-ownership prohibition, and the Federal Communications Commission has now eliminated the prohibition.

Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the Federal Communications Commission had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. The Federal Communications Commission is now considering replacement regulations.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Federal Communications Commission tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The Federal Communications Commission is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator’s obligation is limited to carriage of a single digital video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

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

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The Federal Communications Commission recently extended this exclusivity prohibition to October 2007. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the Federal Communications Commission has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring; Subscriber Access. In an order dating back to 1997 and largely upheld in a 2003 reconsideration order, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

Other Communications Act Provisions and Regulations of the Federal Communications Commission. In addition to the Communications Act provisions and Federal Communications Commission regulations noted above, there are other statutory provisions and regulations of the Federal Communications Commission covering such areas as:

•	subscriber privacy,

•	programming practices, including, among other things,

(1)	blackouts of programming offered by a distant broadcast signal carried on a cable system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

(2)	local sports blackouts,

(3)	indecent programming,

(4)	lottery programming,

(5)	political programming,

(6)	sponsorship identification,

(7)	children’s programming advertisements, and

(8)	closed captioning,

•	registration of cable systems and facilities licensing,

•	maintenance of various records and public inspection files,

•	aeronautical frequency usage,

•	lockbox availability,

•	antenna structure notification,

•	tower marking and lighting,

•	consumer protection and customer service standards,

•	technical standards,

•	equal employment opportunity,

•	consumer electronics equipment compatibility, and

•	emergency alert systems.

The Federal Communications Commission ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000. As of January 1, 2005, cable operators will be prohibited from placing in service new set-top terminals that integrate security functions and basic converter navigation functions.

The FCC is currently conducting a rulemaking in which it is considering adopting rules to help implement a recent agreement between major cable operators and manufacturers of consumer electronics on “plug and play” digital televisions. The proposed rules would require cable operators to provide “point of deployment” security modules and support to customer-owned digital televisions and similar devices already equipped with built-in set-top box functionality. The rules would also permit the offering of digital programming with certain copy controls built into the programming, subject to limitations on the use of those copy controls. These proposed restrictions, if adopted as proposed, would apply equally to cable operators and to other MVPDs, such as DBS.

Additional Regulatory Policies May Be Added in the Future. The Federal Communications Commission has initiated an inquiry to determine whether the cable industry’s future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission’s review of the AOL-Time Warner merger is yet another expression of regulatory concern regarding control over cable capacity.

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

The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. Certain states are considering the imposition of new broadly applied telecommunications taxes.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant improvements in service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements as a condition for providing its consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain “competitively neutral” requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator’s cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission tentatively held that a cable operator’s provision of Internet access service should not subject the operator to additional franchising requirements. That decision is currently under appeal to federal court.

Employees

Pursuant to a mutual services agreement between Charter Communications, Inc., Charter Investment, Inc. and Charter Communications Holding Company, Charter Communications Holding Company leases the necessary personnel and provides services to Charter Communications, Inc. to manage Charter Communications Holding Company and its subsidiaries, including us. The mutual services agreement provides that Charter Investment and Charter Communications Holding Company will provide services to Charter Communications, Inc. on a cost reimbursement basis. The corporate office includes employees of Charter Communications, Inc. and Charter Communications Holding Company, which total approximately 500 employees. The corporate office is responsible for coordinating and overseeing our operations, including certain critical functions, such as marketing and engineering, that are conducted by personnel at the divisional and local system level. The corporate office also performs certain financial functions such as accounting, billing, finance and acquisitions, payroll and benefit administration, information system design and support, internal audit, purchasing and programming contract administration on a centralized basis. See “Item 13. Certain Relationships and Related Transactions — Management and Consulting Arrangements.”

As of December 31, 2002, we had approximately 18,600 full-time equivalent employees, approximately 300 of which were represented by collective bargaining agreements, and we have never experienced a work stoppage. Since December 31, 2002, we have reduced our number of employees to approximately 16,900 as of March 31, 2003, with further reductions anticipated.

Item 2. Properties.

Our principal physical assets consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles.

Historically our subsidiaries have owned the real property and buildings for our regional data centers, customer contact centers and our regional and divisional administrative offices. However, for the foreseeable future, we plan to reduce our number of administrative offices and lease the space, where possible, while attempting to sell those existing locations that we believe are no longer required. Our subsidiaries generally have leased space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Communications Holding Company owns the real property and building for our principal executive offices.

The physical components of our cable systems require maintenance and periodic upgrades to support the new services and products we introduce. See “Item 1. Business — Our Network Technology.” We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

Securities Class Actions and Derivative Suits.

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter Communications, Inc. and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter Communications, Inc.’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter Communications, Inc. utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter Communications, Inc.’s operations and prospects.

The Federal Class Actions consist of:

          In the United States District Court for the Eastern District of Missouri

•	Carmen Rodriguez, on behalf of herself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on August 5, 2002;

•	Andrew Budman and Krupa Budman, together and on behalf of all others similarly situated, v. Charter Communications, Inc., Paul G. Allen, Jerald L. Kent and Carl Vogel, filed on August 7, 2002;

•	Jill D. Martin, on behalf of herself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on August 9, 2002;

•	James L. Gessford, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on August 13, 2002;

•	Lee Posner, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on September 9, 2002;

•	Laurence Balfus, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Paul Allen, Jerald L. Kent, Carl E. Vogel and Kent Kalkwarf, filed on September 12, 2002;

•	John Dortch, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on September 12, 2002; and

•	StoneRidge Investment Partners LLC, by itself and on behalf of all others similarly situated, v. Charter Communications, Inc., Paul G. Allen, Jerald L. Kent, Carl E. Vogel and Kent Kalkwarf, filed on September 30, 2002

In the United States District Court for the Central District of California

•	Mytien Ngo, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on July 31, 2002;

•	David Birnbaum, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 6, 2002;

•	Fred B. Storey, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 12, 2002; and

•	Patricia Morrow, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 13, 2002

In the United States District Court for the Southern District of Illinois

•	George Pike, for himself and on behalf of all others similarly situated, v. Charter Communications, Inc., Paul G. Allen, Jerald L. Kent and Carl E. Vogel, filed on August 15, 2002

In the United States District Court for the District of Columbia

•	Evelyn Gadol, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 27, 2002

In October 2002, Charter Communications, Inc. filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. Charter Communications, Inc. has informed us that it anticipates that the lead plaintiff will file a single consolidated amended complaint shortly. No response from Charter Communications, Inc. will be due until after this consolidated amended complaint is filed.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter Communications, Inc. and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on our behalf, are sought by the plaintiffs.

The State Derivative Action is entitled:

•	Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter Communications, Inc. and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter Communications, Inc. by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on our behalf, are sought by the plaintiffs.

The Federal Derivative Action is entitled:

•	Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter Communications, Inc. and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter Communications, Inc. at an unfair price. The lawsuits were brought on behalf of Charter Communications, Inc.’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such purported or threatened transaction by Mr. Allen has been presented.

The Delaware Class Actions consist of :

•	Eleanor Leonard, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 12, 2002;

•	Helene Giarraputo, on behalf of herself and all others similarly situated, v. Paul G. Allen, Carl E. Vogel, Marc B. Nathanson, Ronald L. Nelson, Nancy B. Peretsman, William Savoy, John H. Tory, Larry W. Wangberg, and Charter Communications, Inc., filed on August 13, 2002;

•	Ronald D. Wells, Whitney Counsil and Manny Varghese, on behalf of themselves and all others similarly situated, v. Charter Communications, Inc., Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, filed on August 13, 2002;

•	Gilbert Herman, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 14, 2002;

•	Stephen Noteboom, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 16, 2002; and

•	John Fillmore on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on October 18, 2002.

All of the lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. Charter Communications, Inc. intends to vigorously defend the lawsuits.

Government Investigations. In August of 2002, Charter Communications, Inc. became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter Communications, Inc. reported customer numbers, refunds that Charter Communications, Inc. sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter Communications, Inc. has been advised by the U.S. Attorney’s Office that no member of the board of directors of Charter Communications, Inc., including its Chief Executive Officer, is a target of the investigation. Charter Communications, Inc. is fully cooperating with the investigation.

On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document subpoenas. The investigation and subpoenas generally concern Charter Communications, Inc.’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter Communications, Inc. is actively cooperating with the SEC Staff.

Outcome. Charter Communications, Inc. is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our results of operations and financial condition.

Indemnification. Charter Communications, Inc. is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants’ employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter Communications, Inc., in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, its current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. See “Item 13. Certain Relationships and Related Transactions — Indemnification Advances” for greater detail. The limited liability company agreement of Charter Holdings may require Charter Holdings to indemnify Charter Communications, Inc. and the individual named defendants in connection with the matters set forth above.

Insurance. Charter Communications, Inc. has directors’ and officers’ liability insurance coverage that it believes is available for these matters, subject to the terms, conditions and limitations of the respective policies.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our sole security holder during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(A)	Market Information

Our membership interests are not publicly traded.

(B)	Holders

All of the membership interests of Charter Holdings are owned by Charter Communications Holding Company. All of the outstanding capital stock of Charter Capital is owned by Charter Holdings.

(C)	Dividends

None.

(D)	Recent Sales of Unregistered Securities

No unregistered equity securities of Charter Holdings or Charter Capital were sold by Charter Holdings or Charter Capital during the fourth quarter of the year ended December 31, 2002.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions):

	Charter Communications Holdings, LLC

	Year Ended December 31,				12/24/1988	01/01/1998
					Through	Through
	2002	2001 (a)	2000 (a)	1999	12/31/1998 (b)	12/23/1998 (b)

		(restated)	(restated)
Statement of Operations Data:
Revenues	$4,566	$3,807	$3,141	$1,428	$14	$50

Costs and Expenses:
Operating (excluding depreciation and amortization and other items listed below)	1,804	1,480	1,185	461	7	26
Selling, general and administrative	966	832	608	329	1	6
Depreciation and amortization	1,437	2,682	2,387	745	8	17
Impairment of franchises	4,638	—	—	—	—	—
Option compensation expense, net	5	(5)	38	80	1	—
Special charges	36	18	—	—	—	—

	8,886	5,007	4,218	1,615	17	49

Income (loss) from operations	(4,320)	(1,200)	(1,077)	(187)	(3)	1
Interest expense, net	(1,428)	(1,250)	(1,048)	(453)	(2)	(17)
Loss on equity investments	—	(49)	(11)	—	—	—
Other, net	(114)	(64)	5	—	—	(1)

Loss before minority interest, income taxes, cumulative effect of accounting change and extraordinary item	(5,862)	(2,563)	(2,131)	(640)	(5)	(17)
Minority interest	(13)	(13)	(11)	—	—	—

Loss before income taxes, cumulative effect of accounting change and extraordinary item	(5,875)	(2,576)	(2,142)	(640)	(5)	(17)
Income tax benefit (expense)	248	27	24	(1)	—	—

Loss before cumulative effect of accounting change and extraordinary item	(5,627)	(2,549)	(2,118)	(641)	(5)	(17)
Cumulative effect of accounting change	(572)	(24)	—	—	—	—

Loss before extraordinary item	(6,199)	(2,573)	(2,118)	(641)	—	(17)
Extraordinary item — loss on early extinguishment of debt	—	—	—	(8)	—	—

Net loss	$(6,199)	$(2,573)	$(2,118)	$(649)	$(5)	$(17)

Balance Sheet Data (end of period):
Total assets	$22,156	$26,220	$24,290	$18,939	$4,336	$282
Long-term debt	17,288	14,960	12,311	8,936	2,002	275
Minority interest	668	655	641	—	—	—
Members’ equity (deficit)	1,906	8,122	9,156	8,048	1	(8)

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us. See Note 5 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions.”

(a)  Financial data as of and for the years ended December 31, 2001 and 2000 has been restated to reflect adjustments necessary to properly reflect changes discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Prior Results.”

(b)  Prior to the acquisition of the Charter companies by Mr. Allen on December 23, 1998, the cable systems operated under the Charter Communications name were operated under three groups of companies which were managed by Charter Investment and in which Charter Investment had an ownership interest. One of these groups, Charter Communications Properties Holdings, LLC (“CCPH”), was wholly-owned by Charter Investment. Subsequent to Mr. Allen’s acquisition, these three groups of companies were contributed to Charter Operating, a wholly-owned subsidiary of Charter Holdings. CCPH is deemed to be our predecessor. The contribution of CCPH was accounted for as a reorganization under common control. Accordingly, our results of operations for 1998 prior to and including December 23, 1998 include the accounts of CCPH. The contributions of the operating companies that formerly comprised the other two groups were accounted for in accordance with purchase accounting. Accordingly, our results of operations for periods after December 23, 1998 include the accounts of CCPH and the other two groups contributed to Charter Operating.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the audited consolidated financial statements of Charter Communications Holdings, LLC and subsidiaries as of and for the years ended December 31, 2002, 2001 and 2000.

All comparisons and references in this Form 10-K to results for fiscal years 2001 and 2000 are to the restated results. See “Restatement of Prior Results” below and Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the restatement.

Introduction

We have a history of net losses. Our net losses are principally attributable to the substantial interest costs we incur because of our high level of debt, the significant depreciation expenses that we incur resulting from the extensive capital investments we have made in our cable properties and the amortization and impairment of our franchise intangibles. We expect these expenses will remain substantial, and therefore we expect to continue to report net losses for the foreseeable future. During the years 1999 through 2001, we grew significantly, principally through acquisitions of other cable businesses financed by debt and, to a lesser extent, equity. We do not anticipate that we will engage in significant merger or acquisition activity for the foreseeable future and, as discussed in “—Liquidity and Capital Resources” and “—Certain Trends and Uncertainties” below, we believe our access to the debt or equity markets to obtain additional financing beyond that currently provided by our various credit facilities and the commitment proposal of Vulcan Inc. is seriously constrained. Accordingly, we do not believe that our historical growth rates are accurate indicators of future growth.

Since our inception and currently, our ability to conduct operations is dependent on our continued access to credit pursuant to our subsidiaries’ credit facilities. The occurrence of an event of default under our subsidiaries’ credit facilities could result in capital from these facilities being unavailable to us and could also trigger events of default under our outstanding public notes and would have a material adverse effect on us. In addition, in subsequent years our outstanding public notes and the public notes of our subsidiaries will mature. We expect that we will not be able to make the required principal payments on these notes in subsequent years unless we obtain additional financing, and there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not bear terms that are materially disadvantageous to current debt holders.

Restatement of Prior Results

In November 2002, we determined that additional franchise costs and deferred income tax liability should have been recorded relating to the differences between the financial statement and tax basis of assets we acquired in connection with certain cable businesses acquired throughout 1999 and 2000. As a result of this restatement, we engaged KPMG LLP to perform audits as of and for the years ended December 31, 2001 and 2000 because our former accountants, Arthur Andersen LLP, were no longer available to provide an opinion as to restated financial statements.

In connection with these audits and discussions with the staff of the Securities and Exchange Commission (SEC) in connection with their review of our periodic filings, we concluded that it was appropriate to make certain adjustments to previously reported results. Among other things, adjustments were made to previous interpretations and applications of generally accepted accounting principles (GAAP) consistently followed by us since 2000 and throughout the restatement period. Although we do not anticipate that additional adjustments will be necessary, until the SEC review process has been completed, it is possible that additional adjustments may be required.

These adjustments reduced our revenue for the first three quarters of 2002 by $38 million, and for the years ended December 31, 2001 and 2000 by $146 million and $108 million, respectively. Such adjustments represent approximately 1%, 4% and 3% of reported revenues for the respective periods in 2002, 2001 and 2000. Our consolidated net loss increased by $188 million for the first three quarters of 2002 and decreased by $21 million for the year ended December 31, 2001. Net loss increased by $70 million for the year ended December 31, 2000, primarily due to adjustments related to the original accounting for acquisitions and elements of the rebuild and upgrade activities discussed below. In addition, as a result of certain of these adjustments, our statements of cash flows have been restated. Cash flows from operations for the years ended December 31, 2001 and 2000 were reduced by $21 million and $302 million, respectively. The more significant categories of adjustments relate to the following items outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue $30 million for the first three quarters of 2002, and $118 million and $76 million for the years ended December 31, 2001 and 2000, respectively. Additionally, for the year ended December 31, 2000, we increased marketing expense by $24 million for other promotional activities associated with launching new programming services previously deferred and subsequently amortized. The corresponding amortization of such deferred amounts reduced programming expenses by $36 million for the first three quarters of 2002, and $27 million and $5 million for the years ended December 31, 2001 and 2000, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenue in the period such inducements were paid. Revenue declined $5 million for the first three quarters of 2002, and $19 million and $2 million for the years ended December 31, 2001 and 2000, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installation and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $73 million for the first three quarters of 2002, and $93 million and $52 million for the years ended December 31, 2001 and 2000, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in 2000, 2001 and portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $32 million for the first three quarters of 2002, and $59 million and $4 million and for the years ended December 31, 2001 and 2000, respectively. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, as we were completing our acquisitions, we initiated a three-year program to replace, upgrade and integrate a substantial portion of our network (the rebuild program). This rebuild/upgrade of the cable network infrastructure was envisioned as providing the platform capacity through which many broadband communication services could be provided to the marketplace for many years to come. Such a rebuild program was unprecedented and is not expected to recur. We began implementation of this three-year rebuild program in January 2000 and adhered to it over the period. It was expanded in July 2001 to encompass cable system assets acquired in June 2001 from AT&T Broadband. There were no other significant modifications to the rebuild program over the three-year period.

As the rebuild program was beginning in early 2000, we were nearing the end of a period in which we were acquired by Paul G. Allen and merged with Marcus Cable and in which we had subsequently completed an initial public offering and acquired 16 cable businesses adding approximately 5 million additional customers. We were faced with integrating these acquisitions, administering the rebuild program and also putting in place processes and new personnel to handle the increased size and complexity of an operation that had grown exponentially in a period of about 18 months. During the first quarter of 2000, management also recognized the need to reassess depreciable lives of the property that was subject to the three-year rebuild program. Based on a review of the rebuild program, $3 billion of assets were identified as being subject to replacement, and accordingly, management reduced the useful lives of those assets. In connection with the restatement, however, it has been determined that some of these assets were to be retained and not replaced because sections of the network were scheduled to be upgraded and not rebuilt. In a cable system rebuild there is outright replacement and retirement of substantially all components of the network, whereas an upgrade involves the retention of the original property, particularly the fiber and coaxial cabling.

Presented below is a schedule of the costs of cable distribution system assets subject to the rebuild program, as originally recorded, reconciled to the final determinations in the restatement. The depreciation lives were shortened for this asset pool as discussed previously and supplemented below.

(In millions)	Total

Total asset population subject to rebuild and upgrade, as originally recorded	$2,998
Assets which were never intended to be replaced but rather were upgraded and remain in service	(946)
Cost of assets inadvertently excluded from the asset population	401
Adjustment to record acquired assets at depreciated replacement cost at date of acquisition	(1,225)

Total adjusted asset value subject to replacement and thus shortened depreciation life	$1,228

In connection with the restatement process, we conducted a detailed system-by-system analysis of the rebuild program to identify those assets which were intended to be rebuilt versus upgraded and determined that approximately $844 million of trunk and distribution cabling, and $102 million of headend equipment (in aggregate, $946 million) was enhanced and retained in service. Accordingly, an adjustment was made in the restatement with effect from January 1, 2000 to properly exclude those assets from the population of assets treated as subject to replacement and thus for which a shortened depreciation life was previously assigned.

The evaluation conducted in connection with the restatement also revealed the inadvertent exclusion of $401 million of trunk and distribution cabling and electronics, which were acquired in 1999, from the population of assets that were subject to shortened depreciation lives. This group of assets were misclassified within our fixed assets sub-ledger for one acquisition and thus omitted from the analysis performed in connection with the preparation of our historical financial statements. Accordingly, an adjustment was made in the restatement to properly include these assets as well.

Furthermore, an adjustment to reduce the value of assets subject to replacement of approximately $1.2 billion was determined necessary to record the assets at estimated depreciated replacement cost at the date of acquisition.

As a result of the items identified above, we determined that depreciation expense was overstated by $413 million for the first three quarters of 2002, and $330 million and $119 million in the years ended 2001 and 2000, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $1.2 billion. The balance of the entry was recorded to member’s equity. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of our network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by approximately $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the impairment of franchises recognized in the first quarter of 2002 by $199 million and increased amortization expense by $130 million and $121 million for the years ended December 31, 2001 and 2000, respectively.

Other Adjustments. In addition to the items described above, reductions to 2000 revenues include the reversal of certain advertising revenues from equipment vendors. Other adjustments of expenses include expensing certain marketing and customer acquisition costs previously charged against purchase accounting reserves, certain tax reclassifications from tax expense to operating costs, reclassifying management fee revenue from a joint venture to offset losses from investments and adjustments to option compensation expense. The net impact of these adjustments to net loss is an increase of $87 million and a decrease of $25 million, respectively, for the years ended December 31, 2001 and 2000.

The tables below set forth our condensed consolidated balance sheets as of December 31, 2001 and December 31, 2000, and condensed consolidated statement of operations and condensed consolidated statement of cash flows information for the years ended December 31, 2001 and 2000. For greater detail see Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”.

Controls. The adjustments for the rebuild and upgrade of cable systems and deferred tax matters/franchise generally relate to non-recurring activities. Since our period of rapid growth in 2000 and early 2001, in which we were rapidly acquiring cable systems, we have integrated the various accounting processes of our acquired cable systems. For more information, see Note 5 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” We have also substantially improved the quantity and, we believe, the quality of our accounting and internal audit staff. In addition, we are developing better interactions between our accounting and internal audit staff and the other elements of our organization. These changes in our staff have been supplemented with changes in accounting and internal controls processes and systems which we believe result in an improved ability of management to understand and analyze underlying business data. The role of our internal audit staff has also been expanded, particularly with respect to capitalization and depreciation. We believe that these changes in staff, responsibilities and processes and systems have improved both our controls over recurring transactions and non-recurring transactions, such as integration of acquired cable systems and the rebuild and upgrade of cable systems.

The following table sets forth selected consolidated balance sheet information, showing previously reported and restated amounts, as of December 31, 2001 (in millions):

	As previously
	reported	As restated

Property, plant and equipment, net	$6,957	$6,721
Franchises, net	17,139	18,911
Total assets	24,723	26,220
Long-term debt	14,960	14,960
Other long-term liabilities	328	998
Minority interest	676	655
Total member’s equity	7,284	8,122

The following table sets forth selected consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2001 (in millions):

	As previously
	reported	As restated

Revenues	$3,953	$3,807

Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	1,326	1,480
Selling, general and administrative	841	832
Depreciation and amortization	3,010	2,682
Option compensation income	(52)	(5)
Special charges	18	18

	5,143	5,007

Loss from operations	(1,190)	(1,200)
Loss before minority interest, income taxes and cumulative effect of accounting change	(2,581)	(2,563)
Loss before cumulative effect of accounting change	(2,594)	(2,549)
Net loss	(2,594)	(2,573)

The following table sets forth selected consolidated balance sheet information, showing previously reported and restated amounts, as of December 31, 2000 (in millions):

	As previously
	reported	As restated

Property, plant and equipment, net	$5,230	$4,792
Franchises, net	17,069	18,835
Total assets	22,982	24,290
Long-term debt	12,311	12,311
Other long-term liabilities	274	835
Minority interest	641	641
Total member’s equity	8,384	9,156

The following table sets forth selected consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2000 (in millions):

	As previously
	reported	As restated

Revenues	$3,249	$3,141

Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	1,035	1,185
Selling, general and administrative	671	608
Depreciation and amortization	2,463	2,387
Option compensation expense, net	41	38

	4,210	4,218

Loss from operations	(961)	(1,077)
Loss before minority interest and income taxes	(2,037)	(2,131)
Net loss	(2,048)	(2,118)

The following table sets forth selected consolidated cash flow information, showing previously reported and restated amounts, for the years ended December 31, 2001 and 2000 (in millions):

	2001		2000

	As previously	As	As previously	As
	reported	restated	reported	restated

Net cash from operating activities	$537	$516	$1,126	$824
Net cash from investing activities	(4,644)	(4,632)	(2,908)	(2,605)
Net cash from financing activities	3,978	3,987	1,798	1,798

Acquisitions

The following table sets forth information regarding our acquisitions in 2000, 2001 and 2002:

		Purchase Price (Dollars in Millions)

				Securities
	Acquisition	Cash	Assumed	Issued/Other		Total	Acquired
	Date	Paid	Debt	Consideration		Price	Customers

Interlake	1/00	$13	$—	$—		$13	6,000
Bresnan	2/00	1,100	963	1,014	(a)	3,077	695,800
Capital Cable	4/00	60	—	—		60	23,200
Farmington	4/00	15	—	—		15	5,700
Kalamazoo	9/00	—	—	171	(b)	171	50,700

Total 2000 Acquisitions		1,188	963	1,185		3,336	781,400

AT&T Systems	6/01	1,711	—	25	(c)	1,736 (c)	551,100
Cable USA	8/01	45	—	55	(d)	100	30,600

Total 2001 Acquisitions		1,756	—	80		1,836	581,700
High Speed Access Corp.	2/02	78	—	—		78	N/A
Enstar Limited Partnership Systems	4/02	48	—	—		48	21,600
Enstar Income Program II-1, L.P.	9/02	15	—	—		15	6,400

Total 2002 Acquisitions		141				141	28,000

Total 2000-2002 Acquisitions		$3,085	$963	$1,265		$5,313	1,391,100

(a)	Comprised of $385 million in equity in Charter Communications Holding Company and $629 million of preferred limited liability company membership interests in CC VIII.

(b)	In connection with this transaction, Charter Communications, Inc. acquired all of the outstanding stock of Cablevision of Michigan in exchange for 11,173,376 shares of Charter Communications, Inc. Class A common stock.

(c)	Comprised of $1.7 billion, as adjusted, in cash and a cable system located in Florida valued at $25 million, as adjusted post-closing.

(d)	In connection with this transaction, at the closing Charter Communications, Inc. and Charter Communications Holding Company acquired all of the outstanding stock of Cable USA and the assets of related affiliates in exchange for cash and 505,664 shares of Charter Communications, Inc. Series A convertible redeemable preferred stock. In the first quarter of 2003, an additional $0.34 million in cash was paid and 39,595 additional shares of Series A convertible redeemable preferred stock were issued to certain sellers.

All acquisitions were accounted for under the purchase method of accounting and results of operations were included in our consolidated financial statements from their respective dates of acquisition.

On February 28, 2002, CC Systems LLC, a subsidiary of Charter Communications Holding Company, purchased from High Speed Access Corp. the contracts and associated assets, and assumed related liabilities, that serve our data services customers, including a customer contact center, a network operations center and provisioning software. At the closing, CC Systems paid $78 million to High Speed Access and delivered to High Speed Access 37,000 shares of High Speed Access Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company, and High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures Incorporated, an entity 100% owned by Mr. Allen, for $8 million. Concurrently with the closing of the transaction, all of the agreements between our subsidiaries and High Speed Access Corp. (other than a license agreement entered into in connection with the asset purchase), namely, the programming content agreement, the services agreement, the systems access agreement, the 1998 network services agreement and the May 2000 network services agreement, were terminated. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrently with the closing of the asset purchase transaction, High Speed Access Corp. purchased all of its common stock held by Vulcan Ventures Incorporated for $4.4 million. Following the closing of the asset purchase, neither we nor any of our subsidiaries nor Vulcan Ventures Incorporated beneficially owned any equity securities of High Speed Access. See “Item 13. Certain Relationships and Related Transactions — Business Relationships.”

In April 2002, we purchased cable systems in Illinois serving in the aggregate approximately 21,600 customers, for a total cash purchase price of $48 million. In September 2002, we purchased additional Illinois cable television systems, serving approximately 6,400 customers, for a cash purchase price of $15 million. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is a general partner of the limited partnerships that sold these systems to us, but does not exercise control over these partnerships.

We have no current plans to pursue any significant acquisitions and do not believe that we have access to the capital markets to make such acquisitions; however, we will continue to evaluate opportunities to consolidate our operations geographically through the sale of, or exchange of like-kind assets with, other cable operators as such opportunities arise, and on a very limited basis, consider strategic new acquisitions. Our primary criteria in considering these opportunities are the rationalization of our operations into geographic clusters and the potential financial benefits we expect to ultimately realize as a result of the sale, swap, or acquisition. In addition, we may sell certain assets from time to time.

Overview of Operations

Approximately 87% of our revenues for the year ended December 31, 2002 are attributable to monthly subscription fees charged to customers for our video and data services, equipment rental and ancillary services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining 13% of revenue is derived primarily from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view and video-on-demand programming where users are charged a fee for individual programs viewed, advertising revenues, commissions related to the sale of merchandise by home shopping services and franchise fee revenues, which are collected by us but then paid to local franchising authorities. We have generated increased revenues during the past three years, primarily through the sale of digital video and high-speed data services to new and existing customers, price increases on video services and customer growth from acquisitions. Going forward, our strategy is to grow revenues and improve margins by seeking to reduce analog customer losses and increase revenues per customer through the sale of data services and digital video services to our existing customer base.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, and advertising sales costs, franchise fees and expenses related to customer billings. Our negative operating margins increased from 32% for the year ended December 31, 2001 to 95% for the year ended December 31, 2002, principally due to the recognition of a $4.6 billion franchise impairment charge in the fourth quarter of 2002 coupled with depreciation associated with our capital expenditures related to the construction and upgrading of our systems offset by a decrease in amortization expense as a result of the adoption of SFAS No. 142, which eliminated the amortization of franchises determined to have an indefinite life. Our negative operating margins decreased from 35% for the year ended December 31, 2000 to 32% for the year ended December 31, 2001 primarily as a result of increased revenue due to increases in the number of digital video and high-speed data customers. For the year ended December 31, 2002, our loss from operations was $4.3 billion. Excluding franchise impairment charges, we generated income from operations of $318 million for the year ended December 31, 2002. We do not expect charges for impairment in the future of comparable magnitude to the fourth quarter 2002 impairment charge.

We have had a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. The principal reasons for our prior net losses include our depreciation and amortization expenses, impairment charges on franchises and interest costs on borrowed money, which increased in the aggregate by $3.6 billion and $497 million, respectively for the year ended December 31, 2002 as compared to December 31, 2001 and for the year ended December 31, 2001 as compared to December 31, 2000. Continued net losses could have a material adverse impact on our ability to access necessary capital, including under our existing credit facilities. See “Liquidity and Capital Resources” for greater detail.

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. Management has discussed these policies with the Audit Committee of Charter Communications, Inc.’s board of directors and the Audit Committee has reviewed the following disclosure. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

•	Capitalization of labor and overhead costs;

•	Useful lives of property, plant and equipment;

•	Impairment of property, plant, and equipment, franchises, and goodwill;

•	Income taxes

•	Litigation

In addition, there are other items within our financial statements that require estimates or judgment but are not deemed critical, but changes in judgment, or underestimates in these other items could also have a material impact on our financial statements.

Capitalization of labor and overhead costs. The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2002 and 2001, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $7.5 billion (representing 34% of total assets) and $6.7 billion (representing 26% of total assets). Total capital expenditures for the years ended December 31, 2002, 2001 and 2000 (including capital items that had been received but for which payment had not been made) were approximately $2.1 billion, $2.8 billion and $2.7 billion, respectively.

Costs associated with network construction, initial customer installations, installation refurbishments and the addition of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include:

•	Scheduling a “truck roll” to the customer’s dwelling for service connection;

•	Verification of serviceability to the customer’s dwelling (i.e., determining whether the customer’s dwelling is capable of receiving service by our cable network and/or receiving advanced or data services);

•	Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services and equipment replacement and betterment; and

•	Verifying the integrity of the customer’s network connection by initiating test signals downstream from the headend to the customer’s digital set-top terminal.

We capitalized internal direct labor costs of $173 million, $171 million and $111 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

Judgment is required to determine the extent to which indirect costs (“overhead”) are incurred as a result of specific capital activities, and therefore should be capitalized. We capitalize overhead based upon an allocation of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established the overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of the overhead rate are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatch that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal overhead study on a periodic basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized overhead of $162 million, $134 million and $86 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, and revise such lives to the extent warranted by changing facts and circumstances. Beginning in January 2000, we commenced a significant initiative to rebuild and upgrade portions of our cable network. During 2001 and 2000, we reduced the useful lives of $1.1 billion in 2000 and an additional $125 million in 2001, of assets expected to be replaced and retired through that process to approximately one to three years, representing management’s best estimate of the expected pattern of the retirement from service of such assets. A significant change in assumptions about the extent or timing of future asset usage or retirements could materially affect future depreciation expense.

Depreciation expense related to property, plant and equipment totaled $1.4 billion, $1.2 billion and $1.0 billion, representing approximately 16%, 24% and 25% of costs and expenses, for the years ended December 31, 2002, 2001 and 2000, respectively. Of these amounts, approximately $183 million, $352 million and $674 million, respectively, relates to network assets which were replaced and retired over the three-year period of the rebuild initiative. Depreciation is recorded using the straight-line method over management’s estimate of the estimated useful lives of the related assets as follows:

Cable distribution systems	7-15 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Impairment of property, plant and equipment, franchises and goodwill. As discussed above, the net carrying value of our property, plant and equipment is significant. We also have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas. The net carrying value of franchises as of December 31, 2002 and 2001 was approximately $13.7 billion (representing 62% of total assets) and $18.9 billion (representing 72% of total assets), respectively. Furthermore, we recorded approximately $54 million of goodwill as a result of the acquisition of High Speed Access in February 2002.

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 requires that franchise intangible assets that meet the indefinite life criteria no longer be amortized against earnings but instead must be tested for impairment annually or more frequently as warranted by events or changes in circumstances. In determining whether our franchises have an indefinite life, we considered the exclusivity of the franchise, the expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not we are in compliance with any technology upgrading requirements. We have concluded that as of January 1, 2002 and December 31, 2002 more than 99% of our franchises qualify for indefinite life treatment under SFAS No. 142, and that less than one percent of our franchises do not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. Costs of finite-lived franchises, along with costs associated with franchise renewals, will be amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average remaining useful lives of such franchises. Prior to the adoption of SFAS No. 142, our franchises were amortized over an average useful life of 15 years. Franchise amortization expense related to franchises not qualifying for indefinite life treatment totaled $9 million for the year ended December 31, 2002. Franchise amortization expense was $1.4 billion and $1.4 billion, representing approximately 28% and 33% of costs and expenses, for the years ended December 31, 2001 and 2000. Going forward, we expect amortization expense on franchise assets will be approximately $8 million annually based on our current franchise agreements and anticipated upgrade plans. Our goodwill is also deemed to have an indefinite life under SFAS No. 142.

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that we evaluate the recoverability of our property, plant and equipment and franchise assets which did not qualify for indefinite life treatment under SFAS No. 142 upon the occurrence of events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. Furthermore, we were required to evaluate the recoverability of our indefinite life franchises, as well as goodwill, as of January 1, 2002 upon adoption of SFAS No. 142, and on an annual basis or more frequently as deemed necessary.

Under both SFAS No. 144 and SFAS No. 142, if an asset is determined to be impaired, it is required to be written down to its estimated fair market value. We determine fair market value based on estimated discounted future cash flows, using reasonable and appropriate assumptions that are consistent with internal forecasts. Our assumptions include these and other factors: penetration rates for analog and digital video and high-speed data, revenue growth rates, expected operating margins and capital expenditures. Considerable management judgment is necessary to estimate future cash flows, and such estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows and the discount rate used in the calculation. We utilize an independent third-party appraiser with expertise in the cable industry to assist in the determination of the fair value of intangible assets.

During the first quarter of 2002, we had an independent appraiser perform valuations of our franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of our cable systems which management believes represents the highest and best use of those assets. We determined that our franchises were impaired and as a result recorded the cumulative effect of a change in accounting principle of $572 million. This adjustment has been reflected in the year ended December 31, 2002 financial statements. As required by SFAS No. 142, the standard has not been retroactively applied to results for the period prior to adoption.

We performed our annual impairment assessment as of October 1, 2002 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002 and requires the consideration of assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset. Revised earnings forecasts and the methodology required by SFAS No. 142, which excludes certain intangibles, led to recognition of a $4.6 billion impairment charge in the fourth quarter of 2002.

The independent third party appraiser’s valuation as of October 1, 2002, yielded an enterprise value of approximately $25 billion, which included $3 billion assigned to customer relationships. SFAS No. 142 does not permit the recognition of the customer relationship assets not previously recognized. Accordingly, our impairment analysis could not include approximately $373 million and $2.9 billion attributable to customer relationship values as of January 1, 2002 and October 1, 2002, respectively.

This valuation involves numerous assumptions as noted above. While the current economic conditions indicate the combination of assumptions utilized in the appraisal is reasonable, as market conditions change so will the assumptions with a resulting impact on the valuation. A 10% increase in fair value of the enterprise would have decreased the impairment charge by approximately $1.6 billion while a 10% decrease in the fair value of the enterprise would have increased the impairment charge by approximately $2.0 billion.

Income Taxes. All operations of Charter Communications, Inc. are held through Charter Communications Holding Company, LLC and its direct and indirect subsidiaries. Charter Communications Holding Company and the majority of its subsidiaries are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Communications Holding Company are passed through to its members: Charter Communications, Inc., Charter Investment, Inc., Vulcan Cable III, Inc., and certain former owners of acquired companies. Charter Communications, Inc. is responsible for its share of taxable income or loss of Charter Communications Holding Company allocated to it in accordance with the Charter Communications Holding Company amended and restated limited liability company agreement (“LLC Agreement”) and partnership tax rules and regulations.

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts). Pursuant to the LLC Agreement, through the end of 2003, net tax losses of Charter Communications Holding Company that would otherwise have been allocated to Charter Communications, Inc. based generally on its percentage ownership of outstanding common units will be allocated instead to the membership units held by Vulcan Cable and Charter Investment (the “Special Loss Allocations”) to the extent of their capital account balances. The LLC Agreement further provides that, beginning at the time Charter Communications Holding Company first generates net tax profits, the net tax profits that would otherwise have been allocated to Charter Communications, Inc. based generally on its percentage ownership of outstanding common membership units will instead be allocated to Vulcan Cable and Charter Investment (the “Special Profit Allocations”). The Special Profit Allocations to Vulcan Cable and Charter Investment will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations. The LLC Agreement generally provides that any additional net tax profits are to be allocated proportionately among the members of Charter Communications Holding Company based on their ownership of Charter Communications Holding Company membership units. The cumulative amount of the actual income tax losses allocated to Vulcan Cable and Charter Investment as a result of the Special Loss Allocations through the period ended December 31, 2002 is approximately $3.3 billion.

In certain situations, the Special Loss Allocations and Special Profit Allocations described above could result in Charter Communications, Inc. paying taxes in an amount that is more or less than if Charter Communications Holding Company had allocated net tax profits and net tax losses among its members based generally on the number of common membership units owned by such members. This could occur due to differences in (i) the character of the allocated income (e.g., ordinary versus capital), (ii) the allocated amount and timing of tax depreciation and tax amortization expense due to the application of section 704(c) under the Internal Revenue Code, (iii) the amount and timing of alternative minimum taxes paid by Charter Communications, Inc., (iv) the apportionment of the allocated income or loss among the states in which Charter Communications Holding Company does business, and (v) future federal and state tax laws. Further, in the event of new capital contributions to Charter Communications Holding Company, it is possible that the tax effects of the Special Profit Allocations and Special Loss Allocations will change significantly pursuant to the provisions of the income tax regulations. Such change could defer the actual tax benefits to be derived by Charter Communications, Inc. with respect to the net tax losses allocated to it or accelerate the actual taxable income to Charter Communications, Inc. with respect to the net tax profits allocated to it. As a result, it is possible under certain circumstances, that Charter Communications, Inc. could receive future allocations of taxable income in excess of its currently allocated tax deductions and available tax loss carryforwards.

In addition to the aforementioned reasons, under their exchange agreement with Charter Communications, Inc., Vulcan Cable and Charter Investment may exchange some or all of their membership units in Charter Communications Holding Company for Charter Communications, Inc.’s Class B common stock, be merged with Charter Communications, Inc., or be acquired by Charter Communications, Inc. in a non-taxable reorganization. If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan Cable and Charter Investment could elect to cause Charter Communications Holding Company to make the remaining Special Profit Allocations to Vulcan Cable and Charter Investment immediately prior to the consummation of the exchange. In the event Vulcan Cable and Charter Investment choose not to make such election or to the extent such allocations are not possible, Charter Communications, Inc. would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions. Mr. Allen has generally agreed to reimburse Charter Communications, Inc. for any incremental income taxes that Charter Communications, Inc. would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter Communications, Inc.

As of December 31, 2002, we have recorded net deferred income tax liabilities of $232 million. Additionally, we have deferred tax assets of $80 million, which primarily relate to the excess of cumulative financial statement losses over cumulative tax losses allocated to us. We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Given the uncertainty surrounding our ability to utilize our deferred tax assets, these items have been offset with a corresponding valuation allowance of $25 million.

We are currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on our consolidated financial position or results of operation.

Litigation. We have legal contingencies that have a high degree of uncertainty. As described in “Item 3. Legal Proceedings,” numerous allegations have been made against Charter Communications, Inc. No reserves have been established for those matters because we believe they are either not estimable or not probable. When a contingency becomes probable and estimable a reserve is established. We have established reserves for certain other matters. If any of the litigation matters, described in “Item 3. Legal Proceedings,” are resolved unfavorably, they could have a material adverse effect on our future results of operations and financial condition.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions):

	Year Ended December 31,

	2002		2001		2000

Revenues	$4,566	100%	$3,807	100%	$3,141	100%

Costs and Expenses:
Operating (excluding depreciation and amortization and other items listed below)	1,804	40%	1,480	39%	1,185	38%
Selling, general and administrative	966	21%	832	22%	608	19%
Depreciation and amortization	1,437	31%	2,682	70%	2,387	76%
Impairment of franchises	4,638	102%	—	—	—	—
Option compensation expense, net	5	—	(5)	—	38	1%
Special charges	36	1%	18	1%	—	—

	8,886	195%	5,007	132%	4,218	134%

Loss from operations	(4,320)	(95)%	(1,200)	(32)%	(1,077)	(34)%
Interest expense, net	(1,428)		(1,250)		(1,048)
Loss on equity investments	—		(49)		(11)
Other, net	(114)		(64)		5

Loss before minority interest, income taxes and cumulative effect of accounting change	(5,862)		(2,563)		(2,131)
Minority interest	(13)		(13)		(11)

Loss before income taxes and cumulative effect of accounting change	(5,875)		(2,576)		(2,142)
Income tax benefit	248		27		24

Loss before cumulative effect of accounting change	(5,627)		(2,549)		(2,118)
Cumulative effect of accounting change	(572)		(24)		—

Net loss	$(6,199)		$(2,573)		$(2,118)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues increased by $759 million, or 20%, from $3.8 billion in 2001 to $4.6 billion in 2002. This increase is principally the result of increases in the number of digital video and high-speed data customers as well as price increases.

Average monthly revenue per customer increased from $47 in 2001 to $57 in 2002. Average monthly revenue per customer represents total annual revenue, divided by twelve, divided by the average number of customer relationships.

Revenues by service offering are as follows (dollars in millions):

	Year Ended December 31,

	2002		2001		2002 over 2001

		% of		% of		%
	Balance	Revenues	Balance	Revenues	Change	Change

Analog video	$3,083	68%	$2,768	73%	$315	11%
Digital video	457	10%	307	8%	150	49%
High-speed data	340	7%	155	4%	185	119%
Advertising sales	302	7%	197	5%	105	53%
Other	384	8%	380	10%	4	1%

	$4,566	100%	$3,807	100%	$759	20%

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased by $315 million, or 11%, to $3.1 billion in 2002 as compared to $2.8 billion in 2001. Approximately $130 million of the increase was due to a full year of revenue from the AT&T Broadband systems acquired in June 2001 with the remainder due to general price increases, offset somewhat by the decline in analog video customers. We do not expect an increase in analog video customers; however, our goal is to sustain revenues by reducing analog customer losses and to grow revenues through price increases on certain services and packages as well as the sale of data services and digital video services.

Digital video revenues increased by $150 million, or 49%, to $457 million in 2002 as compared to $307 million in 2001. All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. The majority of the increase resulted from the addition of approximately 538,000 digital customers. Approximately $31 million of the increase resulted from a full year of revenue from digital video customers acquired in the acquisition of AT&T Broadband systems in June 2001. While we expect the number of our digital customers to increase, we believe the growth rate for these services will slow as compared to prior years.

High-speed data revenues increased $185 million, or 119%, from $155 million for the year ended December 31, 2001 to $340 million for the year ended December 31, 2002. The majority of the increase or $171 million was primarily due to the addition of 585,200 high-speed data customers. Between 2001 and 2002, we were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 66% to 82% as a result of our ongoing system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $105 million, or 53%, from $197 million in 2001 to $302 million in 2002. The increase was primarily due to an increase of $53 million, from $13 million in 2001 to $66 million in 2002, related to an increase in advertising contracts with programmers, $40 million related to increased advertising capacity as a result of an increased number of channels carried by our systems and $14 million related to the acquisition of AT&T Broadband systems in June 2001. For the years ended December 31, 2002 and 2001, we received $13 million and $14 million, respectively, in advertising revenue from our two largest suppliers of digital set-top terminals representing 0.3% and 0.4% of total revenues, respectively. We expect that advertising provided to vendors and programmers will decline substantially in the future. Revenues from advertising provided to vendors and programmers are recognized based upon the fair value of advertising. Vendor advertising purchases are made pursuant to written agreements that are generally consistent with other third-party commercial advertising agreements and at prices that we believe approximate fair value. In some cases we purchased equipment from the vendors at the same time.

Other revenues consist primarily of revenues from franchise fees, customer installations, equipment rental, processing fees, wire maintenance fees, home shopping, dial-up Internet service, late payment fees and other miscellaneous revenues. Other revenues increased $4 million, or 1%, from $380 million for the year ended December 31, 2001 to $384 million for the year ended December 31, 2002. The increase was primarily due to an increase in franchise fee revenue directly related to the increase in analog and digital video revenues and a full year of revenue from the acquisition of AT&T Broadband systems in June 2001, offset by decreases in late payment fees charged to customers and other miscellaneous revenues. Franchise fee revenues are collected from customers and remitted to franchise authorities.

The decrease in accounts receivable of 11% compared to the increase in revenue of 20% is primarily due to the timing of collection of receivables from programmers for fees associated with the launching of their networks. These fees are not recorded in revenue but are included as reductions of programming expense over the life of the contract. Launch receivables decreased $27 million, or 28%, from $97 million as of December 31, 2001 to $70 million as of December 31, 2002.

Operating Expenses. Operating expenses increased $324 million, or 22%, from $1.5 billion in 2001 to $1.8 billion in 2002. Total programming costs paid to programmers were $1.2 billion and $951 million, representing 67% and 64% of total operating expenses for the years ended December 31, 2002 and 2001, respectively.

Key expense components as a percentage of revenues are as follows (dollars in millions):

	Year Ended December 31,

	2002		2001		2002 over 2001

		% of		% of		%
	Balance	Revenues	Balance	Revenues	Change	Change

Analog video programming	$1,012	22%	$874	23%	$138	16%
Digital video programming	159	3%	103	3%	56	54%
High-speed data	112	3%	65	2%	47	72%
Advertising sales	87	2%	64	2%	23	36%
Service	434	10%	374	9%	60	16%

	$1,804	40%	$1,480	39%	$324	22%

Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels as well as pay-per-view programs. The increase in analog video programming costs of $138 million, or 16%, was primarily due to price increases, particularly in sports programming, and an increased number of analog channels carried on our systems. In addition, approximately $51 million of the increase results from a full year of costs related to the acquisition of AT&T Broadband systems in June 2001. The costs were offset by the amortization of launch support against analog video programming of $48 million and $27 million for the years ended December 31, 2002 and 2001, respectively. Digital video programming costs in 2002 were $56 million higher than in 2001 due to an increase in digital video customers and increased costs. Data services costs consist of costs related to the provision of high-speed data service, including salaries and benefits. The increase of $47 million, or 72%, in direct operating costs to provide data services was primarily due to the increase in high-speed data customers.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression through increased incremental high-speed data revenues.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits. Advertising sales expenses increased $23 million, or 36%, primarily due to increased sales commissions resulting from the increase in advertising revenues. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs of $60 million, or 16%, resulted primarily from our growth in digital video and high-speed data services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $134 million, or 16%, from $832 million for the year ended December 31, 2001 to $966 million for the year ended December 31, 2002. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	Year Ended December 31,

	2002		2001		2002 over 2001

		% of		% of		%
	Balance	Revenues	Balance	Revenues	Change	Change

General and administrative	$813	18%	$696	18%	$117	17%
Marketing	153	3%	136	4%	17	13%

	$966	21%	$832	22%	$134	16%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $117 million, or 17%, resulted primarily from increases in salaries and benefits of $66 million, bad debt and collection expense of $24 million and insurance of $13 million. These increases were partially offset by a decrease in billing expenses of $12 million as a result of renegotiated contracts with third-party billing providers.

Marketing expenses increased $17 million, or 13%, due to increased costs associated with promotions of our service offerings including advertising, telemarketing and direct sales.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1.2 billion, or 46%, from $2.7 billion in 2001 to $1.4 billion in 2002. This decrease was due primarily to the adoption on January 1, 2002 of SFAS

No. 142, which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. As a result of this change, total amortization of franchise assets decreased from $1.4 billion in 2001 to $9 million in 2002. The decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2002.

Impairment Charge. We performed our annual impairment assessment on October 1, 2002 using an independent third-party appraiser. This valuation led to recognition of a $4.6 billion impairment charge in the fourth quarter of 2002. We do not expect to incur impairment charges of comparable magnitude in the future.

Option Compensation Expense. Option compensation expense increased by $10 million from $5 million of net benefit in 2001 to $5 million of expense in 2002. The net benefit in 2001 was primarily the result of the reversal of $22 million of expense previously recorded in connection with approximately 7 million options for which the rights were waived by our former President and Chief Executive Officer as part of his September 2001 separation agreement. Option compensation expense was recorded in 2002 because exercise prices on certain options issued prior to our initial public offering in 1999 were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options, which ends in April 2004. On January 1, 2003, we adopted SFAS No. 123 using the prospective method “Accounting for Stock-Based Compensation” as the prospective method under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. For more information see “Note 4” to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Special Charges. In the fourth quarter of 2002, we recorded a special charge of $35 million, of which $31 million is associated with our workforce reduction program. The remaining $4 million is related to legal and other costs associated with our shareholder lawsuits and governmental investigations. Special charges of $18 million in 2001 represent charges associated with the transition of approximately 145,000 data customers from the Excite@Home Internet service to our Charter Pipeline service, as well as employee severance costs. We expect to continue to record additional special charges in 2003 related to the reorganization of our operations and costs of litigation.

Net Interest Expense. Net interest expense increased by $178 million, or 14%, from $1.3 billion in 2001 to $1.4 billion in 2002. The increase in net interest expense was a result of increased average debt outstanding in 2002 of $16.4 billion compared to $14.6 billion in 2001, partially offset by a decrease in our average borrowing rate from 8.62% in 2001 to 8.25% in 2002. The increased debt was used for capital expenditures.

Loss on Equity Investments. Loss on equity investments decreased from $49 million in 2001 to $0 in 2002. The loss on equity investments in 2001 included a loss of $38 million related to our investment in High Speed Access, a related party, which is described more fully in “Item 13. Certain Relationships and Related Transactions.”

Other Expense. Other expense increased by $50 million from $64 million in 2001 to $114 million in 2002. This increase is primarily due to an increase in losses on interest rate agreements which do not qualify for hedge accounting under SFAS No. 133, which increased from $48 million in 2001 to $101 million in 2002.

Income Tax Benefit. Income tax benefit of $248 million and $27 million were recognized for the years ended December 31, 2002 and 2001, respectively. The income tax benefits are realized through reductions in deferred tax liabilities related to the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

Minority Interest Expense. Minority interest expense represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, issued to certain sellers of the CC VIII systems. See “Item 13. Certain Relationships and Related Transactions -Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries - Equity Put Rights — Bresnan.”

Cumulative Effect of Accounting Change. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142. Cumulative effect of accounting change in 2001 represents losses incurred upon adoption of SFAS No. 133.

Net Loss. Net loss increased by $3.6 billion, from $2.6 billion in 2001 to $6.2 billion in 2002 as a result of the combination of factors described above, including the impact of the impairment of franchises offset somewhat by the decrease in amortization expense as a result of the adoption of SFAS No. 142.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Revenues increased by $666 million, or 21%, from $3.1 billion in 2000 to $3.8 billion in 2001. This increase is principally the result of increases in digital video and high-speed data customers.

Average monthly revenue per customer increased from $42 in 2000 to $47 in 2001. Average monthly revenue per customer represents total annual revenue, divided by twelve, divided by the average number of customer relationships.

Revenues by service offering are as follows (dollars in millions):

	Year Ended December 31,

	2001		2000		2001 over 2000

		% of		% of		%
	Balance	Revenues	Balance	Revenues	Change	Change

Analog video	$2,768	73%	$2,503	79%	$265	11%
Digital video	307	8%	89	3%	218	245%
High-speed data	155	4%	55	2%	100	182%
Advertising sales	197	5%	142	5%	55	39%
Other	380	10%	352	11%	28	8%

	$3,807	100%	$3,141	100%	$666	21%

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased by $265 million, or 11%, from $2.5 billion for the year ended December 31, 2000 to $2.8 billion for the year ended December 31, 2001. Approximately $121 million of the increase was due to the acquisition of the AT&T Broadband systems on June 30, 2001 while the majority of the remainder of the increase was due to general price increases.

Digital video revenues increased by $218 million from $89 million for the year ended December 31, 2000 to $307 million for the year ended December 31, 2001. Approximately $16 million of the increase was due to digital video customers acquired through the acquisition of the AT&T Broadband systems while the majority of the remainder of the increase was due to the addition of approximately 967,300 digital customers due to the upgrade and expansion of our systems to provide advanced services to a larger customer base.

High-speed data revenues increased $100 million from $55 million for the year ended December 31, 2000 to $155 million for the year ended December 31, 2001. Approximately $7 million of the increase was due to high-speed data customers acquired through the acquisition of the AT&T Broadband systems, while the majority of the remaining increase was due to the addition of approximately 378,700 additional high-speed data customer relationships.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $55 million, or 39%, from $142 million in 2000 to $197 million in 2001. The increase was primarily due to an increase of $13 million in advertising contracts with programmers, $11 million related to the acquisition of the AT&T Broadband systems and $15 million related to increased advertising capacity as a result of an increased number of channels carried by our systems. For the year ended December 31, 2001 and 2000, we received $14 million and $0, respectively, in advertising revenue from our two largest digital set-top terminal suppliers. Revenues from advertising provided to vendors and programmers are recognized based upon the fair value of advertising.

Other revenues consist primarily of revenues from franchise fees, customer installations, equipment rental, processing fees, wire maintenance fees, home shopping, dial-up Internet service, late payment fees and other miscellaneous revenues. Other revenues increased $28 million, or 8%, from $352 million for the year ended December 31, 2000 to $380 million for the year ended December 31, 2001. The increase was primarily due to an increase in franchise fees directly related to the increase in analog and digital video revenues and other miscellaneous revenues and increases as a result of the acquisition of the AT&T Broadband systems, offset by decreases in late fees charged to customers.

The increase in accounts receivable of 40% compared to the increase in revenue of 21% is primarily due to the timing of collection of receivables from programmers which are not recorded as revenue but are included as reductions of programming expense over the life of the contract, increases in the aging of customer receivables and timing of the AT&T Broadband acquisition. Programmer receivables increased $6 million, or 7%, from $91 million as of December 31, 2000 to $97 million as of December 31, 2001.

Operating Expenses. Operating expenses increased $295 million, or 25%, from $1.2 billion in 2000 to $1.5 billion in 2001. Total programming costs paid to programmers were $951 million and $763 million, represening 64% and 64% of total operating expenses for the years ended December 31, 2001 and 2000, respectively.

Key expense components as a percentage of revenues are as follows (dollars in millions):

	Year Ended December 31,

	2001		2000		2001 over 2000

		% of		% of		%
	Balance	Revenues	Balance	Revenues	Change	Change

Analog video programming	$874	23%	$741	24%	$133	18%
Digital video programming	103	2%	34	1%	69	203%
High-speed data	65	2%	25	1%	40	160%
Advertising sales	64	2%	57	2%	7	12%
Service	374	10%	328	10%	46	14%

	$1,480	39%	$1,185	38%	$295	25%

The increase in analog video programming costs of $133 million, or 18%, was primarily due to price increases, particularly in sports programming, and increased number of channels carried on our systems. In addition, approximately $37 million of the increase relates to the acquisition of the AT&T Broadband systems. The increase of $69 million in costs to provide digital video services was primarily due to an increase in digital customers. The increase of $40 million in direct operating costs to provide data services was primarily due to the increase in high-speed data customers.

Advertising sales expense consist of costs related to traditional advertising services. Advertising sales expenses increased $7 million, or 12%, primarily due to increased sales commissions as a result of increases in advertising revenues. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs of $46 million, or 14%, resulted primarily from our acquisition of the AT&T Broadband systems in June 2001 coupled with the addition of digital video and high-speed data customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $224 million, or 37%, from $608 million for the year ended December 31, 2000 to $832 million for the year ended December 31, 2001. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	Year Ended December 31,

	2001		2000		2001 over 2000

		% of		% of		%
	Balance	Revenues	Balance	Revenues	Change	Change

General and administrative	$696	18%	$505	16%	$191	38%
Marketing	136	4%	103	3%	33	32%

	$832	22%	$608	19%	$224	37%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt, expense and property taxes. The increase in general and administrative expenses of $191 million, or 38%, resulted primarily from our acquisition of the AT&T Broadband systems in June 2001 coupled with increases in salaries and benefits of $54 million and an increase in bad debt expense and collection of $47 million. The increase in bad debt expense resulted primarily from more aggressive discounting of our analog video product during late 2000 and most of 2001 in an effort to grow our customer base and counteract price competition from satellite providers. This practice led to an increase in customers during the discounted period who subsequently cancelled their service without paying for services previously provided. We also extended the period during which we extended credit to customers, which created a larger exposure to customers whose accounts were subject to cancellation and resulting bad debt expense.

Based on the aged receivable balance at December 31, 2001, we permanently adjusted our bad debt allowance formula to reserve 100% of the receivables more than 90 days past due and reserved an additional $6.3 million in the fourth quarter of 2001. We disconnected many of these slower or non paying customers in the first quarter of 2002, as we changed our marketing techniques and tightened our credit and disconnection policies by decreasing the amount of time that we would allow a customer to receive service while payments were past due.

Marketing costs increased $33 million, or 32%, related to an increased level of promotions of our service offerings and the AT&T Broadband systems acquisition.

Depreciation and Amortization. Depreciation and amortization expense increased by $284 million, or 12%, from $2.4 billion in 2000 to $2.7 billion in 2001. This increase resulted from increased capital expenditures under our rebuild and upgrade program in 2000 and 2001 and amortization of franchises in connection with acquisitions completed in 2000 and 2001.

Option Compensation Expense. Option compensation expense decreased by $43 million from $38 million of expense in 2000 to $5 million of net benefit in 2001. The decrease: is primarily the result of the reversal of $22 million of expense previously recorded in connection with approximately 7 million options for which the rights were waived by our former President and Chief Executive Officer as part of his September 2001 separation agreement. This was partially offset by expense recorded because exercise prices on certain options issued prior to the initial public offering of Charter Communications, Inc. in 1999 were less than the estimated fair values of our common stock at the time of grant Compensation expense is being accrued over the vesting period of such, options which ends in April 2004.

Special Charges. Special charges in 2001 of $18 million represent charges associated with the transition of approximately 145,000 data customers from the Excite@Home Internet service to our Charter Pipeline service, as well as employee severance costs.

Net Interest Expense. Net interest expense increased by $202 million, or 19%, from $1.0 billion in 2000 to $1.3 billion in 2001. The increase in interest expense was a result of increased average debt outstanding in 2001 of $14.6 billion compared to $12.3 billion in 2000, partially offset by a decrease in our average borrowing rate from 9.02% in 2000 to 8.62% in 2001. The increased debt was used for acquisitions and capital expenditures.

Loss on Equity Investments. Loss on equity investments increased by $38 million, from $11 million in 2000 to $49 million in 2001. In 2001, the loss on equity investments was primarily due to losses of $42 million on investments carried under the equity method of accounting, realized losses of $4 million on marketable securities and other than temporary losses of $8 million on investments carried under the cost method. These losses were primarily the result of weakening market conditions coupled with poor performance of these investments. The loss on equity investments included a loss of $38 million related to our investment in High Speed Access, a related party, which is described below at “Item 13. Certain Relationships and Related Transactions.”

Other Expense. Other expense increased by $69 million from revenue of $5 million, in 2000 to expense of $64 million in 2001. This increase resulted primarily from a loss of $50 million on interest rate agreements as a result of SFAS No. 133.

Income Tax Benefit. Income tax benefit of $27 million and $24 million for the years ended December 31, 2001 and 2000, respectively, represents deferred income tax benefits primarily related to the change in the deferred tax assets related to the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

Minority Interest Expense. Minority interest expense represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC., issued to certain sellers of CC VIII systems. See “Item 13. Certain Relationships and Related Transactions -Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries - Equity Put Rights — Bresnan.”

Net Loss. Net loss increased by $455 million, or 21%, from $2.1 billion in 2000 to $2.6 billion in 2001 as a result of the combination of factors described above, including the acquisition of AT&T Broadband and the increase in depreciation expense as a result of our capital expenditures.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled “Overview” provides an overview of these topics. The second part of this section, entitled “Historical Operating, Financing and Investing Activities” provides information regarding the cash provided from or used in our operating, financing and investing activities during the years 2000 through 2002. The third part of this section, entitled “Capital Expenditures” provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward. The fourth part of this section, entitled “Description of Our Outstanding Debt” describes our outstanding debt in greater detail, including a summary of scheduled maturities. The fifth part of this section, entitled “Credit Facility Terms, Restrictions and Covenants”, summarizes the principal terms, covenants and restrictions governing the credit facilities of our subsidiaries. The sixth part of this section, entitled “Indenture Restrictions and Covenants” summarizes certain of the covenants and restrictions governing our outstanding notes. The last part of this section, entitled “Funding Commitment of Vulcan Inc.”, summarizes the terms of a credit commitment made by Vulcan Inc. in favor of certain of our subsidiaries. For further discussion of certain trends with respect to our liquidity and capital resources, see the section below entitled “Certain Trends and Uncertainties.”

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded liquidity and capital requirements through cash flows from operations, borrowings under the credit facilities of our subsidiaries, issuances of debt securities and capital contributions from Charter Communications Holding Company, LLC. The mix of funding sources changes from period to period, but for the year ended December 31, 2002, approximately 69% of our funding requirements were from cash flows from operations, 16% was from borrowings under the credit facilities of our subsidiaries, 1% from equity contributions from Charter Communications Holding Company and 14% was from issuance of debt by us. We expect that our mix of sources of funds will continue to change in the future based on our overall capital needs relative to our cash flow and on the availability under the credit facilities of our subsidiaries, our access to the bond markets, Charter Communications, Inc.’s and Charter Communications Holding Company, LLC’s access to the debt and equity markets and our ability to generate free cash flows.

We believe that as a result of our significant level of debt, current market conditions and recent downgrades to our debt securities, we have limited access to the debt and equity markets at this time. Accordingly, during 2003, we expect to fund our liquidity and capital requirements principally through cash on hand, cash flow from operations, and through borrowings under the credit facilities of our subsidiaries and the Vulcan Inc. commitment described below in “— Funding Commitment of Vulcan Inc.” As of December 31, 2002, we held $310 million in cash and cash equivalents and we had total potential unused availability of $1.4 billion under the credit facilities of our subsidiaries, although the actual availability at that time was only $944 million because of limits imposed under covenant restrictions. However, continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities.

Our future cash needs will be significantly affected by our outstanding debt balances. The following table summarizes our payment obligations as of December 31, 2002 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

		Payments by Period

		Less than			More
		1	1-3	3-5	than 5
	Total	year	years	years	years

Contractual Obligations
Long-Term Debt (1)	$18,309	$236	$653	$4,005	$13,415
Capital and Operating Lease Obligations (1)	78	17	25	17	19
Programming Minimum Commitments (2)	714	173	228	34	279

Total	$19,101	$426	$906	$4,056	$13,713

(1)	The table presents maturities of long-term debt outstanding as of December 31, 2002. Refer to Note 10 and 24 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other long-term liabilities.

(2)	We pay programming fees under multi-year contracts ranging from three to six years typically based on increasing flat fees per customer. Total programming costs paid to programmers were $1.2 billion, $951 million and $763 million for the years ended December 31, 2002, 2001 and 2000, respectively. Certain of our programming contracts provide that the amount payable is the greater of the amount payable based on the per customer fees or a guaranteed minimum payment or commitment set forth in the contract. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

As the principal amounts owing under our various debt obligations become due, sustaining our liquidity and access to capital will become more difficult over time. In the fourth quarter of 2003, CC V will be required to repay approximately $66 million in principal amount of the CC V bonds. In subsequent years, substantial additional amounts will become due under our remaining obligations. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations.

We expect to remain in compliance with the covenants under the credit facilities of our subsidiaries and our indentures, and that our cash on hand, cash flow from operations and the amounts available under the credit facilities should be sufficient to satisfy our liquidity needs through the end of 2003. However, it is unclear whether we will have access to sufficient capital to satisfy our principal repayment obligations which are scheduled to come due in future years. We do not expect that cash flows from operations will be sufficient, on their own, to permit us to satisfy these obligations. Our substantial debt levels and the recent downgrades in our debt limit our access to the debt markets on reasonable terms at this time and for the foreseeable future. In addition, the maximum allowable leverage ratios under our credit facilities will decline over time and the total potential borrowing available under our subsidiaries’ current credit facilities (subject to covenant restrictions and limitations) will decrease from approximately $9.2 billion as of the end of 2002 to $9.0 billion, $8.7 billion and $7.7 billion by the end of 2003, 2004 and 2005, respectively. Although in the past, Mr. Allen and his affiliates have purchased equity from Charter Communications, Inc. and Charter Communications Holding Company for the purpose of funding capital contributions to us, except for the commitment of Vulcan Inc., an affiliate of Mr. Allen, described below under “— Funding Commitment of Vulcan Inc.”, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us or to our subsidiaries or parent in the future.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt or equity financings, we would consider:

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets;

•	issuing debt securities which may have structural or other priorities over our existing high-yield debt; or

•	issuing debt or equity at the Charter Communications, Inc. or Charter Communications Holding Company, LLC level, the proceeds of which could be contributed to us.

Although there are no current plans to do so, we also may consider transactions to reduce our leverage including seeking to exchange currently outstanding debt for debt with a lower principal amount or, if opportunities arise, acquiring our outstanding debt in the market.

If the above strategies were not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital or find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and are exploring sales of assets.

See “Cautionary Statement Regarding Forward-Looking Statements” and “— Certain Trends and Uncertainties.”

Historical Operating, Financing and Investing Activities

We held $310 million in cash and cash equivalents as of December 31, 2002 compared to $2 million as of December 31, 2001. The increase in cash and cash equivalents is primarily a result of our desire to increase our liquid assets.

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2002, 2001 and 2000 was $740 million, $507 million and $824 million, respectively. Operating activities provided $233 million more cash in 2002 than in 2001 primarily due to increased revenues of $759 million over 2001 and changes in operating assets and liabilities that provided $14 million more cash in 2002 than in 2001 offset in part by increases in operating expenses and cash interest expense.

Operating activities provided $317 million less cash in 2001 than in 2000 primarily due to changes in operating assets and liabilities that provided $339 million less cash in 2001 than in 2000.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2002, 2001 and 2000 was $2.3 billion, $4.6 billion and $2.6 billion, respectively. Investing activities used $2.3 billion less cash in 2002 than in 2001 primarily as a result of reductions in capital expenditures and acquisitions. Purchases of property, plant and equipment used $754 million less cash in 2002 than in 2001 as a result of our efforts to reduce capital expenditures. Payments for acquisitions used $1.6 billion less cash in 2002 than in 2001.

Investing activities used $2.0 billion more cash in 2001 than in 2000 primarily as a result of increases in capital expenditures and acquisitions. Purchases of property, plant and equipment used $403 million more cash in 2001 than in 2000 primarily as a result of our efforts to upgrade, rebuild and expand our cable systems. Payments for acquisitions used $1.6 billion more cash in 2001 than in 2000 primarily as a result of our acquisition of cable systems from AT&T Broadband in 2001.

Financing Activities. Net cash provided by financing activities for the years ended December 31, 2002, 2001 and 2000 was $1.9 billion, $4.0 billion and $1.8 billion, respectively. Financing activities provided $2.1 billion less cash in 2002 than in 2001. The decrease in cash provided in 2002 compared to 2001 was primarily due to a decrease in issuances of long-term debt. In addition, we received $1.5 billion less from the proceeds of capital contributions from Charter Communications Holdings, LLC in 2001 than in 2000.

Financing activities provided $2.2 billion more cash in 2001 than in 2000. The increase in cash provided in 2001 compared to 2000 was primarily attributable to $828 million more capital contributions from Charter Communications Holding Company, LLC and $1.3 billion less repayments to related party in 2001 compared to 2000, respectively.

Capital Expenditures

We have substantial ongoing capital expenditure requirements. We made capital expenditures, excluding acquisitions of cable systems, of $2.1 billion, $2.9 billion and $2.5 billion for the years ended December 31, 2002, 2001 and 2000, respectively. The majority of the capital expenditures in 2002 related to our rebuild and upgrade program and purchases of digital set-top terminals and cable modems. Upgrading our cable systems has enabled us to offer digital television, cable modem high-speed Internet access, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures in 2002 were funded primarily from cash flows from operations, the issuance of debt and borrowings under credit facilities.

During 2003, we expect to spend approximately $1.0 billion to $1.1 billion in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade plans are largely completed.

As first reported in our Form 10-Q for the third quarter of 2002, we adopted capital expenditure disclosure guidance which was recently developed by eleven publicly traded cable system operators, including Charter Communications, Inc. with the support of the National Cable & Telecommunications Association (“NCTA”). The new disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customer relationships among peer companies in the cable industry. These disclosure guidelines are not required disclosure under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2002 and 2001 (dollars in millions):

	For the years ended December 31,

	2002	2001

Customer premise equipment (a)	$740	$917
Scalable infrastructure (b)	259	308
Line extensions (c)	101	161
Upgrade/Rebuild (d)	775	1,013
Support capital (e)	220	396

Total capital expenditures (f)	$2,095	$2,795

a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

f)	Represents all capital purchases made in 2002 and 2001, respectively. This amount differs from that shown in our statement of cash flows by the changes in year end balances of related accounts payable.

Description of Our Outstanding Debt

As of December 31, 2002, our total debt was approximately $17.3 billion, as summarized below (dollars in millions):

	December 31, 2002

				Start Date
			Semi-Annual	for Interest
			Interest	Payment on
		Accreted	Payment	Discount	Maturity
	Face Value	Value(a)	Dates	Notes	Date(b)

Long-Term Debt
Charter Holdings:
March 1999
8.250% senior notes due 2007	600	599	4/1 & 10/1		4/1/07
8.625% senior notes due 2009	1,500	1,497	4/1 & 10/1		4/1/09
9.920% senior discount notes due 2011	1,475	1,307	4/1 & 10/1	10/1/04	4/1/11
January 2000
10.000% senior notes due 2009	675	675	4/1 & 10/1		4/1/09
10.250% senior notes due 2010	325	325	1/15 & 7/15		1/15/10
11.750% senior discount notes due 2010	532	421	1/15 & 7/15	7/15/05	1/15/10
January 2001
10.750% senior notes due 2009	900	900	4/1 & 10/1		10/1/09
11.125% senior notes due 2011	500	500	1/15 & 7/15		1/15/11
13.500% senior discount notes due 2011	675	454	1/15 & 7/15	7/15/06	1/15/11
May 2001
9.625% senior notes due 2009	350	350	5/15 & 11/15		11/15/09
10.000% senior notes due 2011	575	575	5/15 & 11/15		5/15/11
11.750% senior discount notes due 2011	1,018	693	5/15 & 11/15	11/15/06	5/15/11
January 2002
9.625% senior notes due 2009	350	348	5/15 & 11/15		11/15/09
10.000% senior notes due 2011	300	298	5/15 & 11/15		5/15/11
12.125% senior discount notes due 2012	450	280	1/15 & 7/15	7/15/07	4/15/12
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	113	4/15 & 10/15	10/15/03	4/15/08
CC V Holdings, LLC:
11.875% senior discount notes due 2008	180	163	6/1 & 12/1	6/1/04	12/1/08 (c)
Other long-term debt	1	1
Credit Facilities
Charter Operating	4,542	4,542
CC VI Operating	926	926
Falcon Cable	1,155	1,155
CC VIII Operating	1,166	1,166

	$18,309	$17,288

(a)	The accreted value presented above represents the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

(b)	In general, we have the right to redeem all of the notes set forth in this table (other than the March 1999 Charter Holdings 8.250% Senior Notes, the January 2000 Charter Holdings 10.000% Senior Notes, the January 2001 Charter Holdings 10.750% Senior Notes, the May 2001 Charter Holdings 9.625% Senior Notes, and the January 2002 Charter Holdings 9.625% Senior Notes) in whole or part at our option beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. We currently have no intention of redeeming any of these notes prior to their stated maturity dates. For additional information, see Note 10 to our consolidated financial statements.

(c)	A $66 million principal payment is also due on December 1, 2003.

As of December 31, 2002 and 2001, long-term debt totaled approximately $17.3 billion and $15.0 billion, respectively. This debt was comprised of approximately $7.8 billion and $6.7 billion of debt under our subsidiaries’ credit facilities, and $9.5 billion and $8.3 billion of high yield debt at December 31, 2002 and 2001, respectively. As of December 31, 2002, we had unused total potential availability of $1.4 billion under the credit facilities of our subsidiaries, although our financial covenants would have limited our availability to $944 million at December 31,

2002. Continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities.

As of December 31, 2002 and 2001, the weighted average interest rate on our bank debt was approximately 5.6% and 6.0%, respectively, and the weighted average interest rate on our high yield debt was approximately 10.2% and 10.1%, respectively, resulting in a blended weighted average interest rate of 8.1% and 8.3%, respectively. Approximately 77% of our debt effectively bore fixed interest rates including the effects of our interest rate hedge agreements as of December 31, 2002 as compared to approximately 80% at December 31, 2001. The fair value of our total fixed-rate debt was $4.1 billion and $8.2 billion at December 31, 2002 and 2001, respectively. The fair value of variable-rate debt was $6.4 billion and $6.7 billion at December 31, 2002 and 2001, respectively. The fair value of fixed-rate debt and variable rate debt is based on quoted market prices.

Traditionally, we have accessed the high-yield bond market as a source of capital for our growth. Moody’s Investor Services downgraded our outstanding debt in October, 2002 and again in January, 2003. Moody’s also reduced its liquidity rating of Charter Communications, Inc. to its lowest level. In January, 2003, Standard & Poor’s downgraded our outstanding debt. We believe that as a result of our significant level of debt, current market conditions and these downgrades, we have limited access to the debt market at this time and we expect to fund our cash needs during 2003 from cash on hand, cash from operations and borrowings under the existing credit facilities of our subsidiaries. Effective April 14, 2003, we entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Commitment of Vulcan Inc.” We recognize the interim nature of this facility and continue to evaluate our options and to consider steps to address our leverage. We have hired an independent consulting firm to assist us in evaluating alternatives.

As noted above, our access to capital from the credit facilities of our subsidiaries is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance. We may not be able to comply with all of these restrictive covenants. If there is an event of default under our subsidiaries’ credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under certain of our debt obligations, if not waived, may result in the acceleration of those debt obligations, which could in turn result in the acceleration of other debt obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws. See “-Credit Facility Terms, Restrictions and Covenants” below for a more detailed description of these covenant restrictions and cross-default provisions.

Our significant amount of debt and the significant interest charges incurred to service debt may adversely affect our ability to obtain financing in the future and react to changes in our business. We may need additional capital if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our operating cash flow, additional borrowings or other sources, we may not be able to fund customer demand for digital video, data or telephony services, offer certain services in certain of our markets or compete effectively. Consequently, our financial condition and results of operations could suffer materially.

Credit Facility Terms, Restrictions and Covenants

The following table presents information relative to borrowing and covenant compliance under our credit facilities as of December 31, 2002 (dollars in millions):

	Charter	CC VI	Falcon Cable	CC VIII
	Operating	Operating	Communications	Operating	Total

Credit facilities outstanding	$4,542	$926	$1,155	$1,166	$7,789
Other debt (1)	203	25	1	6	236
Intercompany debt (2)	73	10	49	—	132

Total defined bank debt (3)	$4,818	$961	$1,205	$1,172	$8,157

Adjusted EBITDA (4)	$1,141	$174	$283	$293	N/A

Bank Compliance Leverage Ratio (Total Debt/Adjusted EBITDA) (5)	4.22	5.52	4.26	4.00	N/A

Maximum Allowable Leverage Ratio (6)	4.50	6.25	5.00	5.50	N/A

Total Credit Facilities (7)	$5,175	$1,200	$1,328	$1,492	$9,195

Potential Bank Availability (8)	$318	$127	$173	$326	$944

Customer relationships (9)	4,023,200	586,700	1,077,300	947,500	6,634,700

(1)	Includes other permitted bank level debt, capitalized leases and letters of credit, which are classified as debt by the respective credit facility agreements for the calculation of maximum allowable leverage. For Charter Operating, this includes the Renaissance Media Group LLC senior discount notes with an accreted value of $113 million as of December 31, 2002.

(2)	Includes permitted intercompany loans between Charter Holdings or Charter Communications Holding Company to the respective bank group entities. These amounts eliminate in consolidation.

(3)	This represents our subsidiaries’ total debt as defined for purposes of the covenants in their respective credit agreements.

(4)	Adjusted EBITDA for each borrowing entity is presented as determined pursuant to the related credit facilities agreement. Adjusted EBITDA is a key financial measure by which our covenants are calculated under our debt instruments and is included herein to provide additional information with respect to our subsidiaries’ ability to meet their debt service requirements, but should not be construed as an alternative to operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

(5)	Bank Compliance Leverage Ratio represents total debt as of such date determined as defined in the applicable credit agreement, including intercompany debt, divided by Adjusted EBITDA, annualized.

(6)	Maximum Allowable Leverage Ratio represents the maximum bank compliance leverage ratio permitted under the respective bank agreements. This is the most restrictive of the financial covenants.

(7)	Total Credit Facilities represents the total borrowing capacity of the credit facility.

(8)	Potential Bank Availability represents the Total Credit Facilities capacity less Credit Facilities Outstanding, adjusted for any limitations due to covenant restrictions.

(9)	Represents the estimated number of customer relationships served by the entities subject to each credit agreement. See note (k) on page 13 for a definition of customer relationships.

The maximum allowable leverage ratio declines over the term of each credit facility before becoming fixed until the credit facility matures as follows:

Charter Operating:	CC VI Operating:
4.25 through June 30, 2003	6.25 through June 30, 2003
4.00 thereafter until maturity	5.50 through June 30, 2004
4.50 through June 30, 2005
4.00 thereafter until maturity

Falcon Cable Communications:	CC VIII Operating:
5.00 through June 29, 2003	4.75 through September 30, 2003
4.50 through June 29, 2004	4.00 thereafter until maturity
3.50 through June 29, 2005
3.00 thereafter until maturity

Based upon outstanding indebtedness as of December 31, 2002, aggregate future principal payments on borrowings under our credit facilities as of December 31, 2002 are presented below (dollars in millions). While current maturities of debt in 2003 are presented in the table below, current maturities are not presented on the balance sheet as we intend to refinance the amounts due in 2003 with availability under the revolving portions of our credit facilities or with cash on hand.

	Charter	CC VI	Falcon Cable	CC VIII
	Operating	Operating	Communications	Operating	Total

2003	$35	$49	$5	$80	$169
2004	36	72	5	80	193
2005	249	71	35	105	460
2006	688	94	386	190	1,358
2007	942	140	724	241	2,047
Thereafter	2,592	500	—	470	3,562

	$4,542	$926	$1,155	$1,166	$7,789

The table below presents the aggregate future principal payments on outstanding borrowings under our credit facilities, assuming that the maximum available borrowings under such facilities were outstanding as of December 31, 2002 (dollars in millions):

	Charter	CC VI	Falcon Cable	CC VIII
	Operating	Operating	Communications	Operating	Total

2003	$35	$49	$19	$84	$187
2004	43	106	29	85	263
2005	513	124	170	215	1,022
2006	1,050	199	386	398	2,033
2007	942	222	724	240	2,128
Thereafter	2,592	500	—	470	3,562

	$5,175	$1,200	$1,328	$1,492	$9,195

Charter Operating Credit Facilities. Obligations under the Charter Operating credit facilities are guaranteed by Charter Operating’s parent, Charter Holdings, and by Charter Operating’s subsidiaries. The obligations under the Charter Operating credit facilities are secured by pledges of all equity interests owned by Charter Operating and its subsidiaries in other persons, and intercompany obligations owing to Charter Operating and/or its subsidiaries by their affiliates, but are not secured by the other assets of Charter Operating or its subsidiaries. The obligations under the Charter Operating credit facilities are also secured by pledges by Charter Holdings of all equity interests it holds in other persons, and intercompany obligations owing to it by its affiliates, but are not secured by the other assets of Charter Holdings.

The Charter Operating credit facilities provide for borrowings of up to $5.2 billion and provide for four term facilities: two Term A facilities with an aggregate principal amount of $1.11 billion that mature in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with an aggregate principal amount of $2.73 billion, of which $1.84 billion matures in March 2008 and $893 million matures in September 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. Supplemental credit facilities in the amount of up to $100 million may be available from lenders within or outside the lending group that agree to provide it. Amounts under the Charter Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (4.58% to 3.13% as of December 31, 2002) and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2002, outstanding borrowings under the Charter Operating credit facilities were approximately $4.5 billion and the unused total potential availability was $633 million, although our financial covenants would have limited our availability to $318 million as of December 31, 2002. In January 2002, we repaid $465 million under the revolving portion of the Charter Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

CC VI Operating Credit Facilities. The obligations under the CC VI Operating credit facilities are guaranteed by CC VI Operating’s parent, CC VI Holdings, LLC, and by the subsidiaries of CC VI Operating. The obligations under the CC VI Operating credit facilities are secured by pledges of all equity interests owned by CC VI Operating and its subsidiaries in other persons, and by intercompany obligations owing CC VI Operating and/or its subsidiaries by their affiliates, but are not secured by other assets of CC VI Operating or its subsidiaries. The obligations under the CC VI Operating credit facilities are also secured by pledges by CC VI Holdings of all equity interests it holds in other persons, and intercompany obligations owing to it by its affiliates, but are not secured by the other assets of CC VI Holdings.

The CC VI Operating credit facilities provide for two term facilities, one with a principal amount of $450 million that matures May 2008 (Term A), and the other with a principal amount of $400 million that matures November 2008 (Term B). The CC VI Operating credit facilities also provide for a $350 million reducing revolving credit facility with a maturity date in May 2008. Supplemental credit facilities in the amount of $300 million may be available until December 31, 2004 from lenders within or outside the lending group that agree to provide it. Amounts under the CC VI Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 3% for Eurodollar loans (4.31% to 2.62% as of December 31, 2002) and 2.0% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance of the Term A facility and the revolving facility.

As of December 31, 2002, outstanding borrowings under the CC VI Operating credit facilities were $926 million and unused availability was $274 million, although our financial covenants would have limited our availability to $127 million as of December 31, 2002. We repaid $76 million under the CC VI Operating revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

Falcon Facilities. The obligations under the Falcon credit facilities are guaranteed by the direct parent of Falcon Cable Communications, Charter Communications VII, LLC, and by the subsidiaries of Falcon Cable Communications. The obligations under the Falcon credit facilities are secured by pledges of all of the equity interests of Falcon Cable Communications and its subsidiaries, and by intercompany obligations owing to Falcon Cable Communications and/or its subsidiaries by their subsidiaries, but are not secured by other assets of Falcon Cable Communications or its subsidiaries. The obligations under the Falcon credit facilities are also secured by pledges of intercompany obligations and the equity interests of Charter Communications VII in Falcon Cable Communications, but are not secured by the other assets of Charter Communications VII.

The Falcon credit facilities provide for two term facilities, one with a principal amount of $192 million that matures June 2007 (Term B), and the other with the principal amount of $288 million that matures December 2007 (Term C). The Falcon credit facilities also provide for a reducing revolving facility of up to approximately $68 million (maturing in December 2006), a reducing supplemental facility of up to $110 million (maturing in December 2007) and a second reducing revolving facility of up to $670 million (maturing in June 2007). Supplemental credit facilities in the amount of up to $486 million may also be available from lenders within or outside the lending group that agree to provide it. Amounts under the Falcon credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.5% for Eurodollar loans (4.07% to 2.68% as of December 31, 2002) and up to 1.5% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving facilities.

As of December 31, 2002, outstanding borrowings were $1.2 billion and unused availability was $173 million, all of which would have been available based on our financial covenants as of December 31, 2002. We repaid $97 million under the Falcon revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

CC VIII Operating Credit Facilities. The obligations under the CC VIII Operating credit facilities are guaranteed by the parent company of CC VIII Operating, CC VIII Holdings, LLC, and by the subsidiaries of CC VIII Operating. The obligations under the CC VIII Operating credit facilities are secured by pledges of all equity interests owned by CC VIII Operating and its subsidiaries in other persons, and by intercompany obligations owing to CC VIII Operating or its subsidiaries by their affiliates, but are not secured by other assets of CC VIII Operating or its subsidiaries. The obligations under the CC VIII Operating credit facilities are also secured by pledges of equity interests owned by CC VIII Holdings in other persons, and by intercompany obligations owing to CC VIII Holdings by its affiliates, but are not secured by the other assets of CC VIII Holdings.

The CC VIII Operating credit facilities provide for borrowings of up to $1.49 billion as of December 31, 2002. The CC VIII Operating credit facilities provide for three term facilities, two Term A facilities with a reduced current aggregate principal amount of $450 million, that continues reducing quarterly until they reach maturity in June 2007, and a Term B facility with a principal amount of $495 million, that continues reducing quarterly until it reaches maturity in February 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $547 million, which reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. Supplemental facilities in the amount of $300 million may be available from lenders within or outside the lending group that agree to provide it. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (4.54% to 2.89% as of December 31, 2002) and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2002, outstanding borrowings were $1.2 billion, and unused availability was $326 million, all of which would have been available based on our financial covenants as of December 31, 2002. We repaid $107 million under the CC VIII revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

Credit Facilities — Restrictive Covenants. Each of the credit facilities of our subsidiaries contain representations and warranties, affirmative and negative covenants similar to those described below with respect to the indentures governing our public notes and the public notes of our subsidiaries, information requirements, events of default and financial covenants. The financial covenants, which are generally tested on a quarterly basis, measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not reinvested in assets useful in the business of the borrower within the applicable time requirement. The Charter Operating credit facility also provides that in the event that any existing Charter Holdings notes or other long-term indebtedness of Charter Holdings remain outstanding on the date which is six months prior to the scheduled final maturity, the term loans under the Charter Operating credit facility will mature and the revolving credit facilities will terminate on such date. See “— Certain Trends and Uncertainties — Restrictive Covenants.”

The Charter Operating, CC VIII Operating, Falcon and CC VI Operating credit facilities generally permit our subsidiaries to make distributions to Charter Holdings to pay interest on the Charter Holdings notes and to Charter Communications, Inc. to pay interest on the convertible senior notes, in each case provided the respective borrower’s interest coverage test (as defined in the relevant credit agreement) for the most recent fiscal quarter preceding the distribution exceeds 1.75 times its cash interest expense for the same period, including the amount of such distribution. Other distributions to Charter Holdings are also permitted if the relevant borrower meets specified financial ratios. In each case, such distributions are not permitted during the existence of a default under the related credit facilities. See “— Certain Trends and Uncertainties — Restrictive Covenants.”

The events of default for these credit facilities include, among other things, (i) the failure to make payments when due or within the applicable grace period, (ii) the failure to comply with specified covenants, or (iii) the occurrence of events that cause or permit the acceleration of other indebtedness owing by the guarantor, borrower or the borrower’s restricted subsidiaries in amounts in excess of the amounts specified below.

Guarantor/Borrower	Principal Amount

Charter Holdings/Charter Operating	$50 Million
CC VI Holdings/CC VI Operating	$25 Million
Charter Communications VII/Falcon Cable Communications	$10 Million
CC VIII Holdings, CC VIII Operating	$25 Million

Although there are no direct cross-defaults between our subsidiaries’ separate credit facilities, an event of default resulting in the acceleration of the debt under any of our subsidiaries’ credit facilities would cause an event of default under the indentures governing the Charter Holdings notes, which would in turn trigger the cross-default provision of the Charter Operating credit facilities. See “— Certain Trends and Uncertainties — Acceleration of Indebtedness of Subsidiaries.”

The credit facilities of our subsidiaries contain change of control provisions, making it an event of default, and permitting acceleration of the debt, in the event of certain specified changes of control, including if Mr. Allen, his estate, heirs and related entities, fails to maintain, directly or indirectly, at least 51% voting interest in the related borrower, or ceases to own of record or beneficially, directly or indirectly, at least 25% of the equity interests in the related borrower. See “— Certain Trends and Uncertainties — Long-Term Indebtedness — Change of Control Payments.”

Indenture Restrictions and Covenants

This section summarizes certain of the restrictions and covenants with respect to our outstanding notes.

Senior Notes and High Yield Indebtedness — Change of Control. In the event of a specified change of control under each of the indentures governing the public notes described above, we must offer to repurchase any then outstanding public notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any. See “— Certain Trends and Uncertainties — Long-Term Indebtedness — Change of Control Payments.”

High Yield Restrictive Covenants; Limitation on Indebtedness. The indentures governing the public notes described above contain certain covenants that restrict the ability of Charter Holdings, Charter Capital, the CC V notes issuers, Renaissance Media Group, and, as described below, their respective restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	grant liens;

•	make investments;

•	sell all or substantially all of our assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers’ debt, or issue specified equity interests; and

•	engage in certain transactions with affiliates.

The particular restrictions applicable to our various high yield notes are discussed in greater detail below.

Summary of Restrictive Covenants under Charter Holdings High Yield Notes. The limitations on incurrence of debt and issuance of preferred stock contained in Charter Holdings’ indentures permit Charter Holdings and its subsidiaries to incur additional debt or issue preferred stock, so long as there is no default under the Charter Holdings indentures. These limitations restrict the incurrence of debt except for:

•	additional debt, if, after giving pro forma effect to the incurrence, Charter Holdings could meet a leverage ratio (ratio of consolidated debt to four times EBITDA from the most recent quarter) of 8.75 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to $3.5 billion of debt under credit facilities,

•	up to $75 million of debt incurred to finance the purchase of new assets,

•	up to $300 million of additional debt,

•	an amount equal to 200% of proceeds of new cash equity proceeds received by Charter Holdings and its restricted subsidiaries since March 1999, the date of our first indenture, and not allocated for restricted payments or permitted investments, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

The restricted subsidiaries of Charter Holdings are generally not permitted to issue debt securities contractually subordinated to other debt of the issuing subsidiary or preferred stock, in either case in any public or Rule 144A offering.

The Charter Holdings indentures permit Charter Holdings and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. Our subsidiaries’ credit agreements generally impose more restrictive limitations on incurring new debt than Charter Holdings’ indentures, so our subsidiaries that are subject to credit agreements are not permitted to utilize the full debt incurrence that would otherwise be available under the Charter Holdings indenture covenants.

Generally, under Charter Holdings’ high yield indentures:

•	Charter Holdings and its restricted subsidiaries are generally permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if Charter Holdings can incur $1.00 of new debt under the leverage ratio test, which requires that Charter Holdings meet an 8.75 to 1.0 leverage ratio after giving pro forma effect to the transaction and that no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments in an aggregate amount of up to 100% of Charter Holding’s consolidated EBITDA, minus 1.2 times its consolidated interest expense, plus 100% of new cash and non-cash equity proceeds received by Charter Holdings and not allocated to the debt incurrence covenant or to permitted investments, all cumulatively from March 1999, the date of our first indenture, plus $100 million. Charter Holdings’ restricted subsidiaries include virtually all of its direct and indirect subsidiaries.

•	Charter Holdings and its restricted subsidiaries may not make investments except permitted investments if there is a default under the indentures or if Charter Holdings’ could incur $1.00 of new debt under the leverage ratio test described above after giving effect to the transaction. Permitted investments include investments by Charter Holdings in restricted subsidiaries or by restricted subsidiaries in Charter Holdings, investments in productive assets (including through equity) up to $150 million, investments aggregating up to 100% of new cash equity proceeds received by Charter Holdings since March 1999 and not allocated to the debt incurrence or restricted payments covenant, and other investments up to $50 million.

•	Charter Holdings is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries’ credit facilities, liens securing the purchase price of new assets, other liens securing indebtedness up to $50 million and specified liens incurred in the ordinary course of business.

•	Charter Holdings and Charter Capital, its co-issuer, are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless Charter Holdings and its subsidiaries could incur $1.00 of new debt under the debt incurrence test described above after giving effect to the transaction.

•	Charter Holdings and its restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days or productive assets. Charter Holdings and its restricted subsidiaries are then required within 365 days after any asset sale either to commit to use the net cash proceeds over a specified threshold to acquire assets, including current assets, used or useful in their businesses or use the net cash proceeds to repay debt, or to offer to repurchase the Charter Holdings notes with any remaining proceeds.

•	Charter Holdings and its restricted subsidiaries may not engage in sale and leaseback transactions unless, at the time of the transaction, Charter Holdings could have incurred secured indebtedness in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

•	Charter Holdings’ restricted subsidiaries may not enter into restrictions on their ability to make dividends or distributions or transfer assets to Charter Holdings on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when they entered into the indentures, unless those restrictions are on customary terms that will not materially impair Charter Holdings’ ability to repay the high yield notes.

•	The restricted subsidiaries of Charter Holdings are generally not permitted to guarantee or pledge assets to secure debt of Charter Holdings, unless the guarantying subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

•	The indentures also restrict the ability of Charter Holdings and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the notes.

Summary of Restrictive Covenants under CC V Notes. The limitations on incurrence of debt contained in the indenture governing the CC V notes permit the CC V issuers and their restricted subsidiaries to incur additional debt or issue shares of preferred stock, so long as we are not in default under the CC V indenture:

•	if, after giving pro forma effect to the incurrence, the CC V issuers could meet a leverage ratio (ratio of consolidated debt to four times consolidated cash flow from the most recent quarter) of 6.5 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to approximately $346 million of debt under a credit facility

•	up to $10 million of debt incurred to finance the purchase of new assets,

•	up to $15 million of additional debt, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates.

The indenture governing the CC V notes permits the CC V issuers to incur debt under one of the categories above, and reclassify the debt into a different category. The CC VIII credit agreement generally imposes more restrictive limitations on incurring new debt, so CC VIII Operating and its subsidiaries are not permitted to utilize the full debt incurrence capability provided by the indenture covenants provided for the CC V notes.

•	Under the indenture governing the CC V notes, the CC V issuers and their restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if CC V could, after giving pro forma effect thereto, incur $1.00 of additional debt under the leverage ratio test, which would require that the CC V issuers meet the 6.5 to 1.0 leverage ratio of the indebtedness covenant and no default would exist or result as a consequence thereof. If those conditions are met, the CC V issuers and their restricted subsidiaries are permitted to make restricted payments in an aggregate amount not to exceed the result of 100% of the CC V issuers’ consolidated cash flow, minus 1.4 times their consolidated interest expense, plus 100% of new equity proceeds received by the CC V issuers, plus returns on certain investments, all cumulatively from January 1, 1999. The CC V issuers and their restricted subsidiaries may make permitted investments up to $10 million and other specified permitted investments, restricted payments up to $5 million, and other specified restricted payments without meeting the foregoing test.

•	The CC V issuers and their restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens. Permitted liens include liens securing debt permitted by the covenant limiting incurrence of debt, liens securing amounts up to the greater of $15 million or 5% of total assets, certain existing liens and specified liens incurred in the ordinary course of business.

•	The CC V issuers are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless the CC V issuers and their subsidiaries could incur $1.00 of additional debt under the leverage ratio test described above, after giving effect to the transaction.

•	The CC V issuers and their subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, with at least 75% of the consideration for such sale consisting of a controlling interest in a permitted business or assets useful in a permitted business or cash, assumption of liabilities or securities promptly converted into cash. The CC V issuers and their restricted subsidiaries are then required within 360 days after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets, including controlling assets in permitted businesses, make capital expenditures or use the net cash proceeds to repay debt, or to offer to repurchase the CC V notes with any remaining proceeds.

•	The CC V issuers and their restricted subsidiaries may not engage in sale and leaseback transactions unless, at the time of the transaction, the applicable CC V issuer or restricted subsidiary could have incurred indebtedness under the leverage ratio test described above in an amount equal to the present value of the net rental payments to be made under the lease, the gross proceeds of the sale are at least equal to the fair market value of the subject property, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

•	The CC V issuers’ restricted subsidiaries may not enter into restrictions on their abilities to make dividends or distributions or transfer assets to the CC V issuers except under documents governing debt, asset sales, leases and like transactions permitted by the indenture.

•	The restricted subsidiaries of the CC V issuers are generally not permitted to guarantee or pledge assets to secure debt of the CC V issuers, unless the guarantying subsidiary issues a guarantee of the CC V notes, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

•	The CC V issuers and their restricted subsidiaries are generally not permitted to transfer equity interests in restricted subsidiaries unless the transfer is of all of the equity interests in the restricted subsidiary or the restricted subsidiary remains a restricted subsidiary and net proceeds of the equity sale are applied in accordance with the asset sales covenant. Restricted subsidiaries of the CC V issuers are not permitted to issue equity interests if as a result, the issuing subsidiary would no longer be a restricted subsidiary.

•	The indentures also restrict the ability of the CC V issuers and their restricted subsidiaries to enter into certain transactions with affiliates involving over $2.5 million without a determination by the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving consideration in excess of $10 million with affiliates without receiving an independent opinion as to the fairness of the transaction to the holders of the CC V notes.

Summary of Restrictive Covenants under Renaissance Notes. The limitations on incurrence of debt contained in the indenture governing the Renaissance notes permit Renaissance Media Group and its restricted subsidiaries to incur additional debt, so long as they are not in default under the indenture:

•	if, after giving pro forma effect to the incurrence, Renaissance Media Group could meet a leverage ratio (ratio of consolidated debt to four times consolidated EBITDA from the most recent quarter) of 6.75 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to the greater of $200 million or 4.5 times Renaissance Media Group’s consolidated annualized EBITDA,

•	up to an amount equal to 5% of Renaissance Media Group’s consolidated total assets to finance the purchase of new assets,

•	up to 200% of the net cash proceeds of new equity issuances and capital contributions, and 160% of the fair market value of new assets contributed to capital or received as consideration for new equity issuances, in each case received after the issue date of the Renaissance notes and not allocated to make restricted payments, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates.

The indenture governing the Renaissance notes permits us to incur debt under one of the categories above, and reclassify the debt into a different category.

•	Under the indenture governing the Renaissance notes, Renaissance Media Group and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which requires that Renaissance Media Group meet the 6.75 to 1.0 leverage ratio after giving effect to the transaction of the indebtedness covenant and that no default exists or would occur as a consequence thereof. If those conditions are met, Renaissance Media Group and its restricted subsidiaries are permitted to make restricted payments in an aggregate amount not to exceed the result of 100% of Renaissance Media Group’s consolidated EBITDA, minus 130% of its consolidated interest expense, plus 100% of new cash equity proceeds received by Renaissance Media Group and not allocated to the indebtedness covenant, plus returns on certain investments, all cumulatively from June 1998. Renaissance Media Group and its restricted subsidiaries may make permitted investments up to $2 million in related businesses and other specified permitted investments, restricted payments up to $10 million, dividends up to 6% each year of the net cash proceeds of public equity offerings, and other specified restricted payments without meeting the foregoing test.

•	Renaissance Media Group and its restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens, unless corresponding liens are granted to secure the Renaissance notes. Permitted liens include liens securing debt permitted to be incurred under credit facilities, liens securing debt incurred under the incurrence of indebtedness test, in amounts up to the greater of $200 million or 4.5 times Renaissance Media Group’s consolidated EBITDA, liens as deposits for acquisitions up to 10% of the estimated purchase price, liens securing permitted financings of new assets, liens securing debt permitted to be incurred by restricted subsidiaries, and specified liens incurred in the ordinary course of business.

•	Renaissance Media Group and the issuers of the Renaissance notes are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless their consolidated net worth after any such transaction would be no greater than their consolidated net worth immediately prior to the transaction, or unless Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which would require them to meet a leverage ratio of 6.75 to 1.00 after giving effect to the transaction.

•	Renaissance Media Group and its subsidiaries may generally not otherwise sell assets or, in the case of subsidiaries, equity interests, unless they receive consideration at least equal to the fair market value of the assets, consisting of at least 75% cash, temporary cash investments or assumption of debt. Charter Holdings and its restricted subsidiaries are then required within 12 months after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets used in their own or related businesses or use the net cash proceeds to repay debt, or to offer to repurchase the Renaissance notes with any remaining proceeds.

•	Renaissance Media Group and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless the lease term does not exceed three years or the proceeds are applied in accordance with the covenant limiting asset sales.

•	Renaissance Media Group’s restricted subsidiaries may generally not enter into restrictions on their abilities to make dividends or distributions or transfer assets to Renaissance Media Group except those not more restrictive than is customary in comparable financings.

•	The restricted subsidiaries of Renaissance Media Group are not permitted to guarantee or pledge assets to secure debt of the Renaissance Media Group or its restricted subsidiaries, unless the guarantying subsidiary issues a guarantee of the Renaissance notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

•	Renaissance Media Group and its restricted subsidiaries are generally not permitted to issue or sell equity interests in restricted subsidiaries, except sales of common stock of restricted subsidiaries so long as the proceeds of the sale are applied in accordance with the asset sale covenant, and issuances as a result of which the restricted subsidiary is no longer a restricted subsidiary and any remaining investment in that subsidiary is permitted by the covenant limiting restricted payments.

•	The indentures also restrict the ability of Renaissance Media Group and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $2 million without a determination by the disinterested members of the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving over $4 million with affiliates without receiving an independent opinion as to the fairness of the transaction to Renaissance Media Group.

All of these covenants are subject to additional specified exceptions. In general, the covenants of our subsidiaries’ credit agreements are more restrictive than those of our indentures.

Our indentures include various events of default. A failure by Charter Holdings, Charter Capital or any of their restricted subsidiaries to pay any indebtedness (other than under the Charter Holdings notes) having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the Charter Holdings indentures. As a result, an event of default related to the failure to make a principal payment when due or the acceleration of the indebtedness under the credit facilities of our subsidiaries or the CC V and Renaissance indentures could cause a cross-default under the Charter Holdings indentures. See“— Certain Trends and Uncertainties — Acceleration of Indebtedness of Subsidiaries” and “— Certain Trends and Uncertainties — Restrictive Covenants.”

The Renaissance indenture contains a similar cross-default provision with a $10 million threshold that applies to the issuers of the Renaissance notes and their restricted subsidiaries. The CC V indenture contains events of default that include a cross-default to acceleration of, or failure to make payments when due or within the applicable grace period, by CC V Holdings, CC V Holdings Finance or any restricted subsidiary, on any indebtedness of $5 million or more. As a result, an event of default related to the failure to make a payment when due or the acceleration of the indebtedness under the CC VIII Operating credit facility could cause a cross-default under the CC V indenture. See “— Certain Trends and Uncertainties — Acceleration of Indebtedness of Subsidiaries.”

The indentures governing our notes will not permit Charter Holdings to make distributions to Charter Communications Holding Company or to Charter Communications, Inc. so that Charter Communications, Inc. can pay interest or principal on its convertible senior notes, unless Charter Holdings can meet a leverage ratio of 8.75 to 1.0, and there is no default under the Charter Holdings indentures. Charter Holdings did not meet that leverage ratio for the quarter ended December 31, 2002. The CC V and the Renaissance indentures also impose restrictions on the ability of CC V Holdings and Renaissance, respectively, to make distributions to Charter Holdings to make payments on the Charter Holdings notes. See “— Certain Trends and Uncertainties — Restrictive Covenants.”

Funding Commitment of Vulcan Inc.

In February 2003, we received a proposal from Paul Allen, Chairman of the board of directors of Charter Communications, Inc., offering to provide a backup credit facility of up to $300 million to certain of our subsidiaries to provide assistance in ensuring that we had sufficient liquidity to meet certain leverage ratio covenants under existing credit facilities. The board of directors of Charter Communications, Inc. formed a special committee to evaluate this proposal. This Special Committee retained financial and legal advisors to assist it.

On April 11, 2003, the Special Committee approved the terms of a backup facility and recommended that Charter Communications, Inc.’s board approve the transaction. On April 11, 2003, the board of directors of Charter Communications, Inc. approved the facility. The Special Committee received an opinion as to the fairness of the facility to Charter Communications, Inc. from a financial point of view, and we received a separate opinion as to the fairness of the transaction which was provided to the trustees on behalf of the holders of our bonds to the extent required under our bond indentures.

Effective April 14, 2003, we entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. or an affiliate (the “lender”) would lend initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit. The borrower would be able to draw under the facility or have letters of credit issued, in each case within five business days of the end of each quarter ending on or prior to March 31, 2004. The loans and letters of credit could only be used to repay loans, or replace letters of credit, under our operating subsidiaries’ credit facilities to the extent required to comply with the leverage ratios under those credit facilities or to create cushions in excess of the minimum amount necessary to comply with such ratios. The facility would be guaranteed by us and certain of our subsidiaries and would be secured by a lien on our corporate headquarters in St. Louis and certain corporate aircraft. We would be required to use our commercially reasonable efforts to form a new interim holding company (CCH II, LLC) as a subsidiary of Charter Holdings and to cause Charter Holdings to transfer to it the equity interests in Charter Operating, CC VI Holdings, LLC, Charter Communications VII, LLC and CC V

Holdings, LLC, which transfer we refer to as the equity contribution. The equity interests to be transferred in the equity contribution have been pledged as security for the loans under the Charter Operating credit facility. We would also be required to use our commercially reasonable efforts to obtain the consent of the lenders under the Charter Operating credit facility to the grant to the lender of a second priority lien on the equity interests transferred to CCH II, LLC. Upon the equity contribution, CCH II, LLC would become the borrower under the facility.

In addition to the liens on our corporate headquarters, on the corporate aircraft and on the equity interests transferred pursuant to the equity contribution, the facility would also be secured on a pari passu basis by liens or security interests granted on any assets or properties (other than assets or properties of CCH II, LLC, which shall secure the facility on a first priority basis, subject to the prior lien in favor of the lenders under the Charter Operating credit facility on the equity interests transferred pursuant to the equity contribution) to secure any indebtedness of us or any of our subsidiaries (other than the operating company credit facilities and other ordinary and customary exceptions to be determined).

The interest rate on the loans would be initially 13% per annum, reducing to 12% per annum at such time as CCH II, LLC became the borrower under the facility. If the borrower were unable to receive funds from our operating subsidiaries to pay such interest, the borrower would be able to pay interest by delivering additional notes to the lender in the amount of the accrued interest calculated at the rate of 15% per annum, reducing to 14% per annum for any issuance after CCH II, LLC became the borrower under the facility. Such additional notes would bear interest at the same rate as, and otherwise be on the same terms as, the notes issued to represent the original loans under the facility. Upon the occurrence of an event of default, the interest rate would be increased by 2% per annum over the interest rate otherwise applicable.

If letters of credit are issued pursuant to the facility, the borrower would pay a letter of credit fee of 8% per annum of the face amount of the letter of credit.

The borrower would pay the lender a facility fee of 1.5% of the amount of the facility, payable over three years (with 0.5% being earned upon execution of the commitment letter and 1.0% being earned upon execution of the definitive documentation). In addition to the facility fee, the borrower would pay a commitment fee on the undrawn portion of the facility in the amount of 0.5% per annum commencing upon execution of the definitive documentation.

The borrower would have the right to terminate the facility at any time that no loans or letters of credit are outstanding, although any fees earned prior to termination would remain payable. No amortization payments would be required prior to maturity. The facility would mature on November 12, 2009, provided that at such time as CCH II, LLC became the borrower under the facility the maturity date would become March 1, 2007. The loan may not be prepaid prior to March 31, 2004, but the borrower would have the right to make prepayments at any time after March 31, 2004, without the payment of any premium or penalty. The borrower would be required to offer to purchase outstanding notes evidencing the loans under the facility with the proceeds of certain asset sales and debt issuances.

The definitive documentation would contain customary representations, covenants, events of default and indemnification provisions, including the following:

•	A restriction on indebtedness covenant that would (i) prohibit additional indebtedness of Charter Communications VII, LLC, the borrower, CC VI Holdings, LLC and CC VIII, LLC, (ii) restrict indebtedness of our subsidiaries that are subject to the credit facilities, except indebtedness under the credit facilities and other exceptions to be determined (including indebtedness permitted under the current credit facilities) and, in each case, subject to protection of the structural seniority of the facility, and (iii) require that most of our subsidiaries guarantee the facility on a senior basis.

•	A restriction on the sale of assets covenant that would restrict sales of assets outside the ordinary course of business by our subsidiaries that hold the real estate and aircraft collateral securing the facility, Charter Operating, CC VI Holdings, LLC, Charter Communications VII, LLC, CC V Holdings, LLC and their respective subsidiaries, except for sales of assets by Charter Operating, CC VI Operating, Falcon and CC VIII Operating (which we refer to as the operating companies) to the extent permitted by the current operating company credit facilities and subject to compliance with the offer to purchase requirement described above, except that sales or issuances of equity interests in the operating companies or their subsidiaries to us and our subsidiaries will not be permitted except to other operating companies and their subsidiaries. The restriction on sale of assets covenant would also prohibit sales of assets by CCH II, LLC, except that cash distributions would be permitted to pay interest on certain indebtedness and management fees.

•	A restriction on the creation of holding companies covenant that would protect the structural seniority of the facility as to all indebtedness of us and our subsidiaries, except for indebtedness under the operating company credit facilities, the indenture governing the CC V notes and other ordinary and customary exceptions to be determined. The covenant would prohibit the creation of new holding companies by the borrower, Charter Operating, CC V Holdings, LLC, CC VI Holdings, LLC, Charter Communications VII, LLC and their respective subsidiaries. The covenant would permit the creation of additional holding companies as direct or indirect subsidiaries of Charter Holdings so long as 100% of the equity interests in Charter Operating, CC V Holdings, LLC, CC VI Holdings, LLC and Charter Communications VII, LLC have been contributed to CCH II, LLC prior to the formation of any such holding companies. The covenant would not restrict the creation of holding companies that are our subsidiaries and parent companies of Charter Holdings (or CCH II, LLC, after the equity contribution), so long as before any equity interests are offered to any person other than a wholly-owned subsidiary of Charter Communications Holding Company, they are first offered to the lender. All new holding company subsidiaries of ours will guarantee the facility on a senior basis. No transfer by Charter Holdings of its equity interests in Charter Operating, CC V Holdings, LLC, CC VI Holdings, LLC, and Charter Communications VII, LLC will be permitted except to CCH II, LLC. After the equity contribution, Charter Operating, CC V Holdings, LLC, CC VI Holdings, LLC, and Charter Communications VII, LLC would be direct wholly-owned subsidiaries of CCH II, LLC, and CCH II, LLC would not be permitted to transfer such equity interests.

•	A right of first offer on issuances of equity by us or our subsidiaries covenant that would prohibit the issuance of any equity interests of us or any of our subsidiaries to any person (other than CCH II, LLC) unless the lender is first offered the opportunity to acquire such equity interests on the same (or, in the case of issuances for other than cash, economically equivalent) terms to be provided to any other person or entity, and the lender declines to acquire such interests for 30 days after such offer is made. This will be subject to customary exceptions, including for issuance of options to employees.

•	A restriction on liens covenant that would (a) require the granting of liens on the assets of CCH II, LLC and the subsidiaries holding the real estate and aircraft collateral securing the facility and would otherwise prohibit the creation of any other liens on the assets of CCH II, LLC or such subsidiaries; except that the equity interests of Charter Operating and other entities owned by CCH II, LLC may be subject to a first priority lien in favor of the lenders under the Charter Operating credit facility, (b) to the extent not prohibited by the operating company credit facilities, restrict the creation of liens by CC V Holdings, LLC, CC VI Holdings, LLC and Charter Communications VII, LLC and their respective subsidiaries, and (c) require that we and our subsidiaries (other than CCH II, LLC, Charter Operating, CC V Holdings, LLC, CC VI Holdings, LLC and Charter Communications VII, LLC and their respective subsidiaries) secure the facility as provided in the commitment letter and attached term sheet.

•	A restriction on investments and acquisitions covenant that would restrict investments and acquisitions by CCH II, LLC, Charter Operating, CC V Holdings, LLC, CC VI Holdings, LLC and Charter Communications VII, LLC and their respective subsidiaries but would permit investments by operating companies in other operating companies and other investments, in each case, to the extent permitted by the operating company credit facilities; except that, notwithstanding the foregoing, investments in us and our subsidiaries (other than CCH II, LLC and its subsidiaries) would be prohibited except for guarantees of the facility and investments by Charter Communications VII, LLC in Charter Holdings from the proceeds of any loans to Charter Communications VII, LLC.

•	A restriction on significant modifications or restructurings of existing indebtedness covenant that would permit amendments and refinancings of the operating company credit facilities and the CC V notes, so long as such amendments or modifications do not (a) modify the dividend covenants, (b) the change of control defaults or covenants in any manner that increases the threshold for control, (c) the financial covenants (subject to the right of the operating companies to modify existing financial covenant ratios or to give effect to the impact of accounting adjustments on such financial covenants), or (d) the transaction with affiliates covenants (to the extent relating to the facility, the equity contribution or the other transactions contemplated by the commitment letter and term sheet relating to the facility), in each case, (1) in a manner that is materially adverse to the lender and (2) restricts, limits or impairs (x) the ability of the operating companies to distribute funds to CCH II, LLC, CC VI Holdings, LLC, Charter Communications VII, LLC,

or CC VIII, LLC, or (y) the operation or effectiveness of covenants and structural protections contained in the facility.

•	A restriction on dividends and redemptions covenant that would prohibit dividends, distributions and redemptions by (a) CCH II, LLC, Charter Operating, CC V Holdings, LLC, CC VI Holdings, LLC and Charter Communications VII, LLC and their respective subsidiaries prior to the assumption of the loans by CCH II, LLC, (b) CCH II, LLC and its subsidiaries after the assumption of the loans by CCH II, LLC, if 100% of the equity interests of Charter Operating are contributed to CCH II, LLC prior to the assumption of the loans by CCH II, LLC, and (c) CCH II, LLC, Charter Operating and their respective subsidiaries after the assumption of the loans by CCH II, LLC, if 100% of the equity interests of Charter Operating are not contributed to CCH II, LLC prior to the assumption of the loans by CCH II, LLC; except that distributions to pay interest on indebtedness of us, Charter Holdings, Charter Communications Holding Company and, subject to compliance with the restrictions on the creation of holding companies covenant, new holding companies that are parents of CCH II, LLC (without duplication) and management fees will be permitted to the extent permitted under the operating company credit facilities so long as (a) no default or event of default under the facility shall have occurred and be continuing and (b) the total leverage ratio and interest coverage ratio (in each case modeled after the comparable ratios under the credit facilities, with appropriate adjustments) at the time of such distribution is less than (in the case of the total leverage ratio) or greater than (in the case of the interest coverage ratio) an amount to be determined.

The definitive documentation relating to the facility would contain a total leverage covenant and an interest coverage covenant, in each case modeled after the comparable covenants in the operating company credit facilities, with appropriate adjustments to be determined. The total leverage ratio and interest coverage ratio will be calculated for (x) Charter Communications VII, LLC, CC VI Holdings, LLC and CC V Holdings, LLC prior to the equity contribution and (y) CCH II, LLC subsequent to the equity contribution. When Charter Operating is contributed to CCH II, LLC, appropriate adjustments will be made to the total leverage ratio and interest coverage ratio.

The definitive documentation relating to the facility will contain events of default that are usual and customary for transactions of this nature or reasonably required by the lender for this transaction in particular, including, but not limited to, the following (but subject to customary exceptions, qualifications and grace periods): (i) the failure of the borrower to pay principal, interest or fees on the loans or other amounts under the facility when due; (ii) a default in (x) the payment of principal when due, (y) the payment of interest when due after giving effect to any applicable grace period or (z) a non-payment default which causes, or permits the holders of indebtedness to cause, after giving any required notice, such indebtedness to become due prior to its stated maturity, in each case, under any instrument or instruments governing indebtedness of us or any of our subsidiaries; (iii) final judgments aggregating in excess of a threshold amount to be agreed rendered against us or any of our subsidiaries; (iv) certain events of bankruptcy, insolvency or reorganization with respect to us or any of our subsidiaries; (v) misrepresentations in the definitive documentation relating to the facility; (vi) change of control (to be defined but, in any event, to exclude any change of control caused by lender (or any of its affiliates other than us and our subsidiaries); (vii) defaults under material agreements or material loss of licenses; or (viii) non-compliance with any covenant in the definitive documentation relating to the facility.

We would be required to pay all reasonable out-of-pocket costs of the lender associated with the facility whether or not any funds are drawn under the facility; except that expenses to be reimbursed through the date of execution of the definitive documentation shall not exceed $1,000,000.

We and our subsidiaries would indemnify the lender and its officers, directors, employees, affiliates and agents collectively and hold them harmless from and against all reasonable costs, expenses (including reasonable fees, disbursements and other charges of counsel) and liabilities of any such indemnified person arising out of or relating to those matters set forth in the definitive documentation relating to the facility, including, without limitation, any claim or any litigation or other proceedings (regardless of whether any such indemnified person is a party thereto) that relate to the facility, the formation of CCH II, LLC or any transactions connected therewith (including, without limitation, the equity contribution), except that no indemnified person will be indemnified for such costs, expenses and liabilities (a) arising from its gross negligence or willful misconduct as determined by a court of competent jurisdiction in a final and nonappealable decision, or (b) to the extent they relate to the duties owed by an indemnified person or any of its affiliates as a director or stockholder of us including any claims that arise out of any claim that the transactions contemplated hereby involve interested director transactions.

The facility is subject to the negotiation and execution of definitive documentation by June 30, 2003. If the parties have not executed the definitive documentation by that date, the facility will terminate. Once the documentation has been executed, the borrower’s ability to draw on the facility would be subject to certain conditions, such as the use of other available funds for covenant compliance purposes, evidence of compliance with financial covenants, accuracy of representations and warranties, no material adverse change having occurred, there being no default under other credit facilities and indentures, and receipt of financial statements. Although we believe that we will be able to satisfy those conditions, there can be no assurance that we will be able to do so or that if we fail to do so we will be able to negotiate waivers of such conditions.

Related Party Transactions

See “Item 13. Certain Relationships and Related Transactions — Business Relationships” for information regarding related party transactions and transactions with other parties with whom we or our related parties may have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other, more clearly independent parties, on an arm’s length basis.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Annual Report and in other documents that we file with the SEC, that could materially impact our business, results of operations and financial condition.

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operations, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by us and our subsidiaries and contributions of capital from Charter Communications, Inc. and Charter Communications Holding Company, LLC. We believe, however, that at this time we have limited access to the debt markets, and Charter Communications, Inc. and Charter Communications Holding Company, LLC have limited access to equity markets in light of general economic conditions, our substantial leverage, the business condition of the cable, telecommunications and technology industry, our current credit rating and recent downgrades of our outstanding debt and liquidity ratings, and pending litigation and investigations. See “— Substantial Leverage” below.

Our ability to conduct operations is dependent on our continued access to credit pursuant to our subsidiaries’ credit facilities. Our total potential borrowing availability under the current credit facilities of our subsidiaries totaled $1.4 billion as of December 31, 2002, although the actual availability at that time was only $944 million because of limits imposed by covenant restrictions. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities and the indentures governing our and our subsidiaries’ public debt. We may not be able to comply with all of the financial ratios and restrictive covenants in our subsidiaries’ credit facilities. If there is an event of default under our subsidiaries’ credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under our credit facilities and indentures, if not waived, could result in the acceleration of those debt obligations, which would in turn result in the acceleration of other debt obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

In addition, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity and access to capital will become more difficult over time. It is unclear whether we will have access to sufficient capital to satisfy our principal repayment obligations as they come due in subsequent years. We do not expect that cash flows from operations will be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to us from borrowings under our credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and are exploring sales of assets.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Although Mr. Allen and his affiliates have purchased equity from Charter Communications, Inc. and Charter Communications Holding Company, LLC in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or, except as described above under “Funding Commitment of Vulcan Inc.,” with respect to the commitment letter, contribute or lend funds to us or to our subsidiaries or our parent in the future. We recognize the interim nature of this facility and continue to evaluate our options and to consider steps to address our leverage. We have hired an independent consulting firm to assist us in evaluating alternatives.

If, at any time, additional capital or capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt or equity financings, we would consider:

•	requesting waivers or amendments with respect to our credit facilities, which might not be granted on terms favorable to us or at all;

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets;

•	issuing debt securities which may have structural or other priorities over our existing high-yield debt; or

•	issuing debt or equity at the Charter Communications, Inc. or Charter Communications Holding Company, LLC level, the proceeds of which could be contributed to us.

Although there are no current plans to do so, we also may consider transactions to reduce our leverage, including seeking to exchange currently outstanding debt for debt with a lower principal amount or, if opportunities arise, acquiring our outstanding debt in the market.

If the above strategies were not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

For more information, see the section above entitled “Liquidity and Capital Resources.”

Substantial Leverage. We and our subsidiaries have a significant amount of debt. As of December 31, 2002, our total debt was approximately $17.3 billion. Our long-term debt begins to mature in the fourth quarter of 2003, when approximately $66 million of principal is due on the CC V bonds. In subsequent years, substantial additional amounts will become due under our remaining obligations. If current debt levels increase, the related risks that we now face will intensify, including a potential further deterioration of our existing credit ratings. Moody’s downgraded our debt once in October 2002, and again in January 2003. Standard & Poor’s also downgraded our debt in January 2003. We believe that as a result of our significant levels of debt, current market conditions and recent downgrades to our debt securities, we have limited access to the debt markets at this time. Our difficulty in accessing these markets will impact our ability to obtain future financing for operations, to fund our planned capital expenditures and to react to changes in our business. If our business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to us from borrowings under our credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. If we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled. For more information, see the section above entitled “Liquidity and Capital Resources.”

Restrictive Covenants. The credit facilities of our subsidiaries and the indentures governing the publicly held notes described above contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities of our subsidiaries and our indentures and our subsidiaries’ indentures restrict our and our subsidiaries’ ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into related party transactions unless certain conditions are met;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

Furthermore, in accordance with our subsidiaries’ credit facilities, a number of our subsidiaries are required to maintain specified financial ratios and meet financial tests. These financial ratios decrease over time and will become more difficult to maintain during the latter half of 2003 and thereafter. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the applicable agreement and in certain cases under other agreements governing our long-term indebtedness. Any default under our credit facilities or indentures governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes and the credit facilities of our subsidiaries. For more information, see the section above entitled “Liquidity and Capital Resources.”

Acceleration of Indebtedness of Our Subsidiaries. In the event of a default under our subsidiaries’ credit facilities or public notes, our subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our subsidiaries’ credit facilities and indentures will not permit our subsidiaries to distribute funds to Charter Holdings to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of our subsidiaries’ debt and liabilities would be payable from our subsidiaries’ assets, prior to any distribution of our subsidiaries’ assets to pay the interest and principal amounts on our public notes. In addition, the lenders under our credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our public notes. Additionally, an acceleration or payment default under our credit facilities would cause a cross-default in the indentures governing the Charter Holdings notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of our subsidiaries’ credit facilities or public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

Charter Communications, Inc. Liquidity Concerns. Because of its corporate structure, Charter Communications, Inc. has less access to capital than its operating subsidiaries and therefore Charter Communications, Inc.’s ability to repay its senior notes is subject to additional uncertainties. Charter Communications, Inc. will not be able to make interest payments beginning in April, 2004, or principal payments at maturity in 2005 and 2006, with respect to its convertible senior notes unless it can obtain additional financing or it receives distributions or other payments from its subsidiaries. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Communications Holding Company only if, at the time of distribution, Charter Holdings can meet a leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. Charter Holdings did not meet that leverage ratio for the quarter ended December 31, 2002. Because Charter Communications, Inc. is our sole manager, any financial or liquidity problems of Charter Communications, Inc. would be likely to cause serious disruption to our business and to have a material adverse affect on our operations and results. Any such event would likely adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter Communications, Inc. (whether through a bankruptcy, receivership or other reorganization of Charter Communications, Inc. and/or Charter Communications Holding Company, LLC, or otherwise), it could result in an event of default under the credit facilities of our subsidiaries and require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. As previously reported, a number of Federal Class Actions were filed against Charter Communications, Inc. and certain of its former and present officers and directors alleging violations of securities laws. In addition, a number of other lawsuits have been filed against Charter Communications, Inc. in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter Communications, Inc. and certain of its directors and officers. Finally, two derivative suits were filed in Missouri state court against Charter Communications, Inc., its current directors and its former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August of 2002, Charter Communications, Inc. became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how Charter Communications, Inc. reported customer numbers, refunds that Charter Communications, Inc. sought from programmers and its reporting of amounts received from digital set-top terminal manufacturers for advertising. Charter Communications, Inc. has been advised by the U.S. Attorney’s Office that no member of the board of directors of Charter Communications, Inc., including its Chief Executive Officer, is a target of the investigation. Charter Communications, Inc. is fully cooperating with the investigation. In November 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document subpoenas. See “Item 3. Legal Proceedings”.

Due to the inherent uncertainties of litigation and investigations, Charter Communications, Inc. cannot predict the ultimate outcome of these proceedings. In addition, its restatement may lead to additional allegations in the pending securities class and derivative actions against Charter Communications, Inc., or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter Communications, Inc.’s actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management’s attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies. To the extent that the foregoing matters are not covered by insurance, the limited liability company agreements of Charter Holdings and its limited liability company subsidiaries, and the bylaws of its corporate subsidiaries, may require Charter Holdings or its subsidiaries, respectively, to indemnify Charter Communications, Inc. and the above directors and current and former officers in connection with such matters. Furthermore, the management agreements with Charter Communications Operating, CC VI, CC VII and CC VIII contain indemnification provisions with respect to management services not constituting gross negligences or willful misconduct.

Competition. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

In particular, we face competition within the subscription television industry, which includes providers of paid television service employing technologies other than cable, such as direct broadcast satellite, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from broadcast companies distributing television broadcast signals without assessing a subscription fee and from other communications and entertainment media, including conventional radio broadcasting services, newspapers, movie theaters, the Internet, live sports events and home video products. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Variable Interest Rates. At December 31, 2002, excluding the effects of hedging, approximately 42% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of December 31, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 5.6% and 6.0%, respectively, and the weighted average rate on the high-yield debt was approximately 10.2% and 10.1%, respectively, resulting in a blended weighted average rate of 8.1% and 8.3%, respectively. Approximately 77% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2002 as compared to approximately 80% at December 31, 2001.

Integration of Operations. In the past, we experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. This activity has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired. The failure to implement management, operating or financial systems necessary to successfully integrate acquired operations, including headend and call center consolidation, completion of planned upgrades and standardization of operating procedures, could have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

Services. We expect that a substantial portion of our near term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent other services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Public Notes Price Volatility. The market price of the publicly-traded notes issued by us and our subsidiaries has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our and our subsidiaries’ public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and recently such purported class action lawsuits were filed against Charter Communications, Inc. See “Item 3. Legal Proceedings”.

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and the slowdown and the war could continue to result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, and also could affect our ability to collect accounts receivable and maintain customers. In addition, any prolonged military conflict would materially and adversely affect our revenues from our systems providing services to military installations. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Long-Term Indebtedness — Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes and the public notes and credit facilities of our subsidiaries following a change of control. A change of control under our public notes and our subsidiaries’ credit facilities and indentures governing their public notes would require the repayment of borrowings under those credit facilities and indentures. A failure by us or our subsidiaries to make a change of control offer or to repurchase the amounts outstanding under their credit facilities would place us or them in default of these agreements.

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

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open-access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission officially classified cable’s provision of high-speed Internet service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

The Federal Communications Commission’s March 2002 ruling also held that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is scheduled to be argued in May 2003. As a result of this ruling, we have stopped collecting franchise fees for cable modem service.

Interest Rate Risk

We use interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit our exposure to, and to derive benefits from, interest rate fluctuations on variable rate debt to within a certain range of rates.

At December 31, 2002 and 2001, we had outstanding $3.4 billion and $3.3 billion and $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” for further information regarding the fair values and contract terms of our interest rate agreements.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 on January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by us for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands on the accounting guidance of SFAS No.’s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation. For more information, see Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees entered into or modified by us in the future.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 was adopted by us beginning January 1, 2003. On January 1, 2003, we also adopted SFAS 123, “Accounting for Stock-Based Compensation” on the prospective method under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit our exposure to, and to derive benefits from, interest rate fluctuations on variable rate debt to within a certain range of rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

As of December 31, 2002 and 2001, long-term debt totaled approximately $17.3 billion and $15.0 billion, respectively. This debt was comprised of approximately $7.8 billion and $6.7 billion of debt under our subsidiaries’ credit facilities, and $9.5 billion and $8.3 billion of high-yield debt at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the weighted average rate on the bank debt was approximately 5.6% and 6.0%, respectively, the weighted average rate on the high-yield was approximately 10.2% and 10.1%, respectively, resulting in a blended weighted average rate of 8.1% and 8.3%, respectively. Approximately 77% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2002 as compared to approximately 80% at December 31, 2001. The fair value of our total fixed-rate debt was $4.1 billion and $8.2 billion at December 31, 2002 and 2001, respectively. The fair value of variable-rate debt approximated the carrying value of $6.4 billion and $6.7 billion at December 31, 2002 and 2001, respectively. The fair value of fixed-rate debt and variable rate debt is based on quoted market prices.

We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the year ended December 31, 2002, other expense includes $14 million of losses, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the years ended December 31, 2002 and 2001, a loss of $65 million and $39 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the years ended December 31, 2002 and 2001, we recorded other expense of $101 million and $48 million for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2002 (dollars in millions):

								Fair Value
								at December
	2003	2004	2005	2006	2007	Thereafter	Total	31, 2002

Debt Fixed Rate	$67	$1	$—	$—	$600	$9,853	$10,521	$4,374
Average Interest Rate	11.84%	7.50%	—	—	8.25%	10.51%	10.39%
Variable Rate	$169	$192	$460	$1,358	$2,048	$3,562	$7,789	$6,367
Average Interest Rate	3.55%	4.46%	5.60%	6.22%	6.75%	7.75%	6.92%
Interest Rate Instruments Variable to Fixed Swaps	$435	$715	$990	$873	$400	$—	$3,413	$(258)
Average Pay Rate	8.12%	7.45%	7.15%	7.33%	7.33%	—	7.40%
Average Receive Rate	4.12%	4.70%	5.87%	6.53%	6.86%	—	5.69%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2002.

At December 31, 2002 and 2001, we had outstanding $3.4 billion and $3.3 billion and $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The collar agreements are structured so that if LIBOR falls below 5.3%, we pay 6.7%. If the LIBOR rate is between 5.3% and 8.0%, we pay LIBOR. If LIBOR falls between 8.0% and 9.9%, the LIBOR rate is capped at 8.0%. If rates go above 9.9%, the cap is removed. The fair value of the collar agreements is a liability of $34 million at December 31, 2002.

We do not hold collateral for these instruments and are therefore subject to credit loss in the event of nonperformance by the counter party to the interest rate exchange agreement. However the counterparties are banks and we do not anticipate nonperformance by any of them on the interest rate exchange agreement.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent auditors are included in this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously reported in our Current Report on Form 8-K, dated April 26, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

Charter Holdings is a holding company with no operations. Charter Capital is a direct, wholly-owned finance subsidiary of Charter Holdings that exists solely for the purpose of serving as co-obligor of the January 2002, May 2001, January 2001, January 2000 and March 1999 public notes issued by Charter Holdings. Neither Charter Holdings nor Charter Capital has any employees. We and our direct and indirect subsidiaries are managed by Charter Communications, Inc. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Intercompany Management Arrangements.”

Charter Holdings has two directors, Carl E. Vogel and William D. Savoy. The persons listed below are directors of Charter Communications, Inc., Charter Communications Holding Company, Charter Holdings or Charter Capital, as indicated. All of the directors of Charter Communications, Inc. are elected annually.

Directors	Position(s)

Paul G. Allen	Chairman of the Board of Directors of Charter Communications, Inc. and Director of Charter Communications Holding Company
Marc B. Nathanson	Director of Charter Communications, Inc.
Ronald L. Nelson	Director of Charter Communications, Inc.
Nancy B. Peretsman	Director of Charter Communications, Inc.
John H. Tory	Director of Charter Communications, Inc.
William D. Savoy	Director of Charter Communications, Inc., Charter Communications Holding Company and Charter Holdings
Carl E. Vogel	Director of Charter Communications, Inc., Charter Communications Holding Company, Charter Holdings and Charter Capital., President and Chief Executive Officer
Larry W. Wangberg	Director of Charter Communications, Inc.

The following sets forth certain biographical information as of February 28, 2003 with respect to the directors listed above.

Paul G. Allen, 50, has been Chairman of the Board of Directors of Charter Communications, Inc. since July 1999, and Chairman of the Board of Directors of Charter Investment (a predecessor to, and currently an affiliate of, Charter Communications, Inc.) since December 1998. Mr. Allen, co-founder of Microsoft Corporation, has been a private investor for more than 15 years, with interests in over 50 technology, telecommunications, content and biotech companies. Mr. Allen’s investments include Vulcan Inc., Vulcan Productions, Inc., the Portland Trail Blazers NBA and Seattle Seahawks NFL franchises, and investments in TechTV Inc., DreamWorks LLC, and Oxygen Media. In addition, he is a director of TechTV Inc., Vulcan Programming Inc., Vulcan Ventures, Vulcan Inc. (f/k/a Vulcan Northwest), Vulcan Cable III and numerous privately held companies.

Marc B. Nathanson, 57, has been a director of Charter Communications, Inc. since January 2000. Mr. Nathanson is the chairman of Mapleton Investments LLC, an investment vehicle formed in 1999. He also founded and served as chairman and chief executive officer of Falcon Holding Group, Inc., a cable operator, and its predecessors, from 1975 until 1999. He served as chairman and chief executive officer of Enstar Communications Corporation, a cable operator, from 1988 until November 1999. Prior to 1975, Mr. Nathanson held executive positions with Teleprompter Corporation, Warner Cable and Cypress Communications Corporation. In 1995, he was appointed by the President of the United States to the Broadcasting Board of Governors, and from 1998 through September 2002, served as its chairman. Mr. Nathanson served as Vice-Chairman and as a director of Charter Communications, Inc. pursuant to a letter agreement that expired in November 2002. See “Item 11. Executive Compensation — Employment and Consulting Arrangements.”

Ronald L. Nelson, 50, has been a director of Charter Communications, Inc. since November 1999. Mr. Nelson is a founding member of DreamWorks LLC, an entertainment production company, where he has served in executive management from 1994 through January 1, 2003, and currently is engaged as a non-exclusive consultant. Prior to that time, during his 15 years at Paramount Communications Inc., he served in a variety of operating and executive positions. He currently serves as a member of the board of directors of Advanced Tissue Sciences, Inc. and Centre Pacific, L.L.C., a registered investment advisor. Mr. Nelson has a B.S. degree from the University of California at Berkeley and an M.B.A. degree from the University of California at Los Angeles.

Nancy B. Peretsman, 48, has been a director of Charter Communications, Inc. since November 1999. Ms. Peretsman has been a managing director and executive vice president of Allen & Company, LLC (formerly known as Allen & Company Incorporated), an investment bank unrelated to Paul G. Allen, since 1995. From 1983 to 1995, she was an investment banker at Salomon Brothers Inc., where she was a managing director since 1990. She is a director of Priceline.com Incorporated and several privately held companies. She has a B.A. degree from Princeton University and an M.B.A. degree from Yale University.

William D. Savoy, 38, has been a director of Charter Communications, Inc. since July 1999 and a director of Charter Investment since December 1998. Since 1990, Mr. Savoy has been an officer and a director of many affiliates of Mr. Allen, including president and a director of Vulcan Ventures Incorporated, and president of Vulcan Inc., Vulcan Programming Inc. and Vulcan Cable III Inc. Mr. Savoy also serves on the advisory board of DreamWorks LLC and as a director of drugstore.com, RCN Corporation, TechTV Inc., Digeo, Inc. and Oxygen Media LLC. Mr. Savoy holds a B.S. degree in computer science, accounting and finance from Atlantic Union College.

John H. Tory, 47, has been a director of Charter Communications, Inc. since December 2001. Mr. Tory is the Chairman and Co-Chief Executive Officer of Rogers Cable Inc., Canada’s largest broadband cable operator, and has been the Chief Executive Officer of Rogers Cable since April 1999. From 1995 to 1999 Mr. Tory was President and Chief Executive Officer of Rogers Media Inc., a broadcasting and publishing company. Prior to joining Rogers, Mr. Tory was a managing partner and member of the executive committee at Tory Tory DesLauriers & Binnington, one of Canada’s largest law firms. Mr. Tory serves on the board of a number of Canadian companies, including Rogers Cable Inc., Rogers Media Inc., Cara Operations Limited and the Toronto Blue Jays Baseball Club. Mr. Tory was educated at University of Toronto Schools, Trinity College (University of Toronto) and Osgoode Hall Law School.

Carl E. Vogel, 45, has been a director, President and Chief Executive Officer of Charter Communications, Inc. since October 2001. Mr. Vogel has more than 20 years experience in telecommunications and the subscription television business. Prior to joining Charter, he was a senior vice president of Liberty Media Corp. from November 1999 until October 2001, and chief executive officer of Liberty Satellite and Technology, a distributor of Internet data and other content via satellite, from April 2000 until October 2001. Prior to joining Liberty, Mr. Vogel was an executive vice president and chief operating officer of field operations for AT&T Broadband and Internet Services with responsibility for managing operations of all of AT&T’s cable broadband properties from June 1999 until November 1999. From June 1998 to June 1999, when the business of Primestar Inc. was sold, Mr. Vogel served as chief executive officer of Primestar Inc., a national provider of subscription television services, and from 1997 to 1998, he served as chief executive officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director and member of the Executive Committee of the National Cable Television Association, CableLabs and Digeo, Inc. and serves as a director of Women in Cable and Telecommunications. Mr. Vogel holds a B.S. degree in finance and accounting from St. Norbert College. His employment agreement provides that he will serve on the Board of Directors of Charter Communications, Inc. See “Item 11. Executive Compensation — Employment and Consulting Arrangements.”

Larry W. Wangberg, 60, has been a director of Charter Communications, Inc. since January 2002. Mr. Wangberg has been a director of TechTV Inc., a cable television network, since 1997, and also served as Chairman and Chief Executive Officer through July 2002. Prior to joining TechTV Inc., Mr. Wangberg was chairman and Chief Executive Officer of StarSight Telecast Inc., an interactive navigation and program guide company which later merged with Gemstar International, from 1994 to 1997. Mr. Wangberg was chairman and Chief Executive Officer of Times Mirror Cable Television and senior vice president of its corporate parent, Times Mirror Co., from 1983 to 1994. He currently serves on the boards of TechTV Inc., Autodesk Inc., and ADC Telecommunications. Mr. Wangberg holds a bachelor’s degree in mechanical engineering and a master’s degree in industrial engineering, both from the University of Minnesota.

Executive Officers

     The following persons are executive officers of Charter Communications, Inc. and other than Mr. Allen, also held similar positions with Charter Communications Holding Company, Charter Holdings and Charter Capital:

Executive Officers	Position

Paul G. Allen	Chairman of the Board of Directors
Carl E. Vogel	President and Chief Executive Officer
Margaret A. Bellville	Executive Vice President – Chief Operating Officer
Paul E. Martin	Senior Vice President and Principal Accounting Officer
Steven A. Schumm	Executive Vice President – Chief Administrative Officer and Interim Chief Financial Officer
Curtis S. Shaw	Senior Vice President, General Counsel and Secretary
Stephen E. Silva	Executive Vice President – Corporate Development and Chief Technology Officer

Information regarding our executive officers who do not also act as directors as of March 1, 2003 is set forth below.

Margaret A. Bellville, 49, Executive Vice President and Chief Operating Officer. Before joining Charter in December, 2002, Ms. Bellville was President and Chief Executive Officer of Incanta Inc., a technology-based streaming content company from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. Prior to that, she worked for six years at Cox Communications, beginning in 1995 as Vice President of Operations, she advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School’s Advanced Management Program. She currently serves on the Cable and Television Association for Marketing Education Foundation.

Paul E. Martin, 42, Senior Vice President — Principal Accounting Officer. Prior to his promotion to his current position on April 22, 2002, Mr. Martin was Vice President and Corporate Controller of Charter from March 2000. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree in accounting from the University of Missouri — St. Louis.

Steven A. Schumm, 50, Executive Vice President, Chief Administrative Officer and Interim Chief Financial Officer. Prior to joining Charter Investment, Inc. (a predecessor of, and currently an affiliate of, Charter Communications, Inc.) in 1998, Mr. Schumm was a partner of Ernst & Young LLP for 14 years. Mr. Schumm joined Ernst & Young in 1974 and served in a variety of capacities during his years with the firm. At the time he left to join Charter Investment, Inc. he was managing partner of Ernst & Young’s St. Louis office and a member of the Ernst & Young National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

Curtis S. Shaw, 54, Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX from 1988 through 1996. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

Stephen E. Silva, 43, Executive Vice President — Chief Technology Officer. Mr. Silva joined Charter Investment in 1995, as director, billing services. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President — Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of TV Gateway, LLC.

Code of Conduct

In January, 2003, we adopted a Code of Conduct for our employees, including all executive officers, and established a hotline and website for reporting alleged violations of the code of conduct, established procedures for processing complaints and implemented educational programs to inform our employees regarding the Code of Conduct. A copy of our Code of Conduct is attached as Exhibit 14.1 to this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding the compensation paid for services rendered to executive officers of Charter Communications, Inc. for the fiscal years ended December 31, 2000, 2001 and 2002, including the Chief Executive Officer during 2002, each of the other four most highly compensated executive officers as of December 31, 2002, and two other highly compensated executive officers who served during 2002 but were not executive officers on December 31, 2002. Pursuant to a mutual services agreement, each of Charter Communications, Inc. and Charter Communications Holding Company, leases its personnel and provides services to the other, including the knowledge and expertise of their respective officers, that are reasonably requested to manage Charter Communications Holding Company, Charter Holdings and the cable systems owned by their subsidiaries. See “Item 13. Certain Relationships and Related Transactions — Management and Consulting Agreements.”

		Annual Compensation					Compensation Award

	Year				Other Annual		Restricted	Securities	All Other
Name and Principal	Ended	Salary			Compensation		Stock	Underlying	Compensation
Position	Dec. 31	($)	Bonus($)(1)		($)(2)		Awards($)(3)	Options (#)	($)(4)

Carl E. Vogel (5)	2002	980,769	330,000	(7)	214,961	(13)	—	1,000,000	10,255	(16)
President and Chief	2001	207,692	546,000	(7)	—		513,000	3,400,000	8,996	(16)
Executive Officer
Steven A. Schumm	2002	436,058	588,000	(8)	—		—	300,000	5,255
Executive Vice President,	2001	435,000	402,000	(8)	—		—	165,000	5,250
Chief Administrative	2000	410,000	444,000	(8)	—		—	—	2,040
Officer and Interim Chief Financial Officer
David L. McCall (6)	2002	314,423	181,500	(9)	—		—	300,000	4,255
Senior Vice President	2001	300,000	413,150	(9)	—		366,450	300,000	5,250
of Operations – Eastern	2000	225,000	283,625	(9)	—		—	25,000	4,237
Division
Curtis S. Shaw	2002	249,711	281,500	(10)	—		—	100,000	3,096
Senior Vice President,	2001	245,000	236,000	(10)	—		—	149,000	5,250
General Counsel and	2000	225,000	240,500	(10)	—		—	25,000	5,250
Secretary
Stephen E. Silva	2002	294,231	196,000	(11)	—		—	150,000	5,255
Executive Vice President	2001	235,385	381,000	(11)	—		347,760	290,000	5,250
Corporate Development and Chief Technology	2000	185,000	177,000	(11)	—		—	40,000	4,249
Officer
David G. Barford (6)	2002	343,269	181,500	(12)	—		—	200,000	5,255
Executive Vice President	2001	330,769	495,875	(12)	91,739	(14)	449,625	1,135,000	5,250
and Chief Operating	2000	255,000	250,500	(12)	—		—	40,000	4,249
Officer
Kent D. Kalkwarf (6)	2002	350,000	181,500	(12)	86,233	(15)	—	300,000	3,063
Executive Vice President	2001	330,769	495,875	(12)	—		449,625	1,160,000	5,250
and Chief Financial	2000	225,000	250,500	(12)	—		—	40,000	5,250
Officer

(1)	For the officers specified in footnote 3 below, the bonus amount for 2001 includes the value of the vested portion of grants of restricted stock during 2001 under the Charter Communications 2001 Stock Incentive Plan, calculated based on the fair market values of the vested shares on the grant date, which pursuant to the terms of the plan is the average of the high and low price. These restricted stock grants made in 2001 were immediately vested as to twenty-five percent (25%) of the shares, with the remaining shares vesting in 36 equal monthly installments commencing approximately 15 months from the grant date. Also, where indicated, includes “stay” bonus in form of principal and interest forgiven under employee’s promissory note, as more fully described in “— Employment and Consulting Arrangements.” Unless otherwise indicated, includes only bonus for services rendered in the applicable fiscal year. For 2002, the bonus amount shown includes a “stay” bonus representing the principal and interest forgiven under employee’s promissory note.

(2)	Includes other non-cash compensation, unless the aggregate amount does not exceed the lesser of $50,000 or 10% of such officer’s total annual salary and bonus shown in the table.

(3)	Includes the unvested portion of grants of restricted stock during 2001 under the Charter Communications 2001 Stock Incentive Plan, calculated based on the closing market price of the vested shares on the grant date. The total grant amounts, including both vested and unvested portions, were as follows: (i) Carl E. Vogel, 50,000 shares as of October 8, 2001, (ii) David C. McCall, 35,000 shares as of September 28, 2001, (iii) Stephen E. Silva, 36,000 shares as of October 18, 2001, (iv) David G. Barford, 50,000 shares as of September 28, 2001, (v) Kent D. Kalkwarf, 50,000 shares as of September 28, 2001. The restricted shares were immediately vested as to twenty-five percent (25%) of the shares, with the remaining shares vesting in 36 equal monthly installments commencing approximately 15 months from the grant date. Pursuant to the terms of these employees’ restricted stock agreement, each is entitled to any cash and/or stock dividends on the unvested restricted shares. The value as of the date of grant based on the closing market price of those shares that were vested immediately is disclosed in the “Bonus” column of the table. At December 31, 2002 based on a per share closing market price of $1.18 for Charter Communications, Inc. Class A common stock, the aggregate number (and value) for each of the officers holding outstanding unvested restricted stock was: Mr. Vogel: 36,459 shares ($43,022); Mr. McCall: 25,521 shares ($30,115); Mr. Silva: 26,250 shares ($30,975); Mr. Barford: 35,417 shares ($41,792); and Mr. Kalkwarf: 35,417 shares ($41,792).

(4)	Except as noted for Mr. Vogel below, in note 15, these amounts consist solely of matching contributions under Charter Communications, Inc.’s 401(k) plan, except the 2002 amounts also includes $255 for each person paid as premiums for supplemental life insurance available to executives.

(5)	Mr. Vogel became the Chief Executive Officer of Charter Communications, Inc. in October 2001.

(6)	Mr. McCall terminated his employment, January 31, 2003. As of December 31, 2002, neither Mr. Barford nor Mr. Kalkwarf served as an executive officer, and in January 2003, their employment was terminated. See “- Employment and Consulting Arrangements” for additional information.

(7)	Includes: (i) $171,000, representing the value based on the fair market value on October 8, 2001, the original grant date, of 12,500 shares of Class A common stock, the vested portion of Mr. Vogel’s restricted stock grant; (ii) a one-time signing bonus of $250,000; and (iii) $330,000 and $125,000 awarded as a bonus for services performed in 2002 and 2001, respectively.

(8)	Includes a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $363,000, $342,000 and $321,000, respectively, for 2002, 2001 and 2000; and $225,000, $60,000 and $123,000 awarded as a bonus for services performed in 2002, 2001 and 2000, respectively.

(9)	Includes: (i) $122,150 for 2001, representing the value based on the fair market value on October 30, 2001, the original grant date, of 8,750 shares of Class A common stock, the vested portion of Mr. McCall’s restricted stock grant; (ii) a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $181,500, $171,000 and $160,500, respectively for 2002, 2001 and 2000; and (iii) $120,000 and $123,125 awarded as a bonus for services performed in 2001 and 2000, respectively.

(10)	Includes a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $181,500, $171,000 and $160,500 for 2002, 2001 and 2000, respectively; and $100,000, $65,000 and $80,000 awarded as a bonus for services performed in 2002, 2001 and 2000, respectively.

(11)	Includes: (i) $116,000 for 2001, representing the value based on the fair market value on October 18, 2001, the original grant date, of 9,000 shares of Class A common stock, the vested portion of Mr. Silva’s restricted stock grant; (ii) a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $121,000, $114,000 and $107,000, respectively for 2002, 2001 and 2000; and (iii) $75,000, $150,000 and $70,000 awarded as a bonus for services performed in 2002, 2001 and 2000, respectively.

(12)	Includes: (i) $149,875 for 2001, representing the value based on the fair market value on September 28, 2001, the original grant date, of 12,500 shares of Class A common stock, the vested portion of the employee’s restricted stock grant; (ii) a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $181,500, $171,000 and $160,500, respectively for 2002, 2001 and 2000; and (iii) $175,000 and $90,000 awarded as a bonus for services performed in 2001 and 2000, respectively.

(13)	Includes $100,000 attributed to personal use and commuting in the corporate airplane and $114,961 for purchase of a car.

(14)	Includes $12,000 attributed to personal use of corporate airplane and $79,739 for purchase of a car.

(15)	Includes $3,000 attributed to personal use of corporate airplane and $83,233 for purchase of a car.

(16)	Includes (i) for 2002, $255 paid as premiums for supplemental life insurance available for executives and $10,000 as reimbursement for tax advisory services; and (ii) for 2001, $7,500 as reimbursement for legal expenses and $1,486 paid by us for COBRA expenses.

2002 Option Grants

The following table shows individual grants of options made to individuals named in the Summary Compensation Table during 2002. All such grants were made under the 2001 Stock Incentive Plan and the exercise price was based upon the fair market value of Charter Communications, Inc.’s Class A common stock.

	Number of				Potential Realizable Value at
	Securities	% of Total			Assumed Annual Rate of
	Underlying	Options			Stock Price Appreciation
	Options	Granted to			For Option Term (2)
	Granted	Employees	Exercise	Expiration
Name	(#)(1)	In 2002	Price ($/Sh)	Date	5% ($)	10% ($)

Carl E. Vogel	1,000,000	7.62%	2.85	07/23/12	1,792,350	4,542,166
Steven A. Schumm	300,000	2.29%	2.85	07/23/12	537,705	1,362,650
David L. McCall	300,000 (3)	2.29%	2.85	07/23/12	537,705	1,362,650
Curtis S. Shaw	100,000	0.76%	2.85	07/23/12	179,235	454,217
Stephen E. Silva	150,000	1.14%	2.85	07/23/12	268,852	681,325
David G. Barford	200,000 (3)	1.52%	2.85	07/23/12	288,835	797,551
Kent D. Kalkwarf	300,000 (3)	2.29%	2.85	07/23/12	537,705	1,362,650

(1)	Options are transferable under limited conditions, primarily to accommodate estate planning purposes. These options vest annually in five equal installments commencing on the first anniversary following the grant date of July 23, 2002.

(2)	This column shows the hypothetical gains on the options granted based on assumed annual compound price appreciation of 5% and 10% over the full ten-year term of the options. The assumed rates of 5% and 10% appreciation are mandated by the SEC and do not represent our estimate or projection of future prices.

(3)	These employees have terminated employment, and as a result we believe that their options have expired and these options have no potential realizable value to these individuals. Mr. Barford and Mr. Kalkwarf have disputed that their options have expired.

2002 Aggregated Option Exercises and Option Value Table

The following table sets forth, for the individuals named in the Summary Compensation Table, information concerning options, including the number of securities for which options were exercised during 2002 and for which options were held at December 31, 2002, the value of unexercised “in-the-money” options (i.e., the positive spread between the exercise price of outstanding options and the market value of Charter Communications, Inc. Class A common stock on December 31, 2002) and the value of unexercised options as of December 31, 2002:

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			December 31, 2002 (#)(1)		December 31, 2002 ($)(2)
	Shares Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Carl E. Vogel	—	—	920,833	3,479,167	—	—
Steven A. Schumm	—	—	654,350	593,331	—	—
Curtis S. Shaw	—	—	208,082	265,918	—	—
Stephen E. Silva	—	—	224,416	420,584	—	—
David L. McCall	—	—	245,832	579,168	—	—
David G. Barford	—	—	494,332	1,080,668	—	—
Kent D. Kalkwarf	—	—	500,582	1,199,418	—	—

(1)	Options granted prior to 2001 and under the 1999 Charter Communications Option Plan, when vested, are exercisable for membership units of Charter Communications Holding Company, which are immediately exchanged on a one-for-one basis for shares of Charter Communications, Inc. Class A common stock. Options granted under the 2001 Stock Incentive Plan and after 2000 are exercisable for shares of Charter Communications, Inc. Class A common stock.

(2)	Based on a per share market value (closing price) of $1.18 as of December 31, 2002, for Charter Communications, Inc. Class A common stock, no options held by the named persons were “in-the-money.”

Option/Stock Incentive Plans

Charter Communications, Inc. has granted stock options, restricted stock and other incentive compensation pursuant to two plans — the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan. The 1999 Charter Communications Option Plan provided for the grant of options to purchase membership units in Charter Communications Holding Company to current and prospective employees and consultants of Charter Communications Holding Company and its affiliates and current and prospective non-employee directors of Charter Communications, Inc. Membership units received upon exercise of any options are immediately exchanged for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis.

The 2001 Stock Incentive Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000 shares) as each term is defined in the 2001 Stock Incentive Plan. Employees, officers, consultants and directors of Charter Communications, Inc. and its subsidiaries and affiliates are eligible to receive grants under the 2001 Stock Incentive Plan. Generally, options expire 10 years from the grant date.

Together, the plans allow for the issuance of up to an aggregate of 90,000,000 shares of Charter Communications, Inc. Class A common stock (or units exchangeable for Charter Communication, Inc. Class A common stock). The aggregate shares available reflects an October 2002 amendment to the 2001 Stock Incentive Plan approved by the board of directors of Charter Communications, Inc. to increase available shares by 30,000,000 shares. However, this amendment is subject to shareholder approval and any grants with respect to these additional shares will not be exercisable unless and until our shareholders approve the amendment. Any shares covered by options that are terminated under the 1999 Charter Communications Option Plan will be transferred to the 2001 Stock Incentive Plan, and no new options will be granted under the 1999 Charter Communications Option Plan. At December 31, 2002, 295,322 shares had been issued under the plans upon exercise of options, 70,686 had been issued upon vesting of restricted stock grants, and 159,064 shares are subject to future vesting under restricted stock agreements. Of the remaining 89,474,928 shares covered by the plans, as of December 31, 2002, 53,632,148 were subject to outstanding options (33% of which are vested) and 35,842,780 remain eligible for future grant.

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

Upon a change of control, the Option Plan Committee can shorten the exercise period of any option, have the survivor or successor entity assume the options with appropriate adjustments, or cancel options and pay out in cash. If an optionee’s or grantee’s employment is terminated without “cause” or for “good reason” following a “change in control” (as those terms are defined in the plans), unless otherwise provided in an agreement, with respect to such optionee’s or grantee’s awards under the plans, all outstanding options will become immediately and fully exercisable, all outstanding stock appreciation rights will become immediately and fully exercisable, the restrictions on the outstanding restricted stock will lapse, and all of the outstanding performance units will vest and the restrictions on all of the outstanding performance shares will lapse as if all performance objectives had been satisfied at the maximum level.

Unless sooner terminated by the board of directors of Charter Communications, Inc., the 2001 Stock Incentive Plan will terminate on February 12, 2011, and no option or award can be granted thereafter.

Director Compensation

Mr. Vogel, who acted as President and Chief Executive Officer in 2002, was the only director that was also an employee during 2002. He did not receive any additional compensation for serving as a director or attending any meeting of the board of directors during 2002. All directors of Charter Communications, Inc. are entitled to reimbursement for costs incurred in connection with attendance at board and committee meetings and may receive additional compensation to be determined. Under the Amended and Restated By-laws of Charter Communications, Inc., all directors are entitled to indemnification from Charter Communications, Inc. to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by them of their duties for Charter Communications, Inc. and/or its subsidiaries.

Mr. Vogel is party to an employment agreement with Charter Communications, Inc., which is summarized in “-Employment and Consulting Arrangements.”

Marc B. Nathanson entered into a letter agreement with Charter Communications, Inc. for a term that expired in November 2002. Under this agreement, Mr. Nathanson served as Vice-Chairman and as a director of Charter Communications, Inc. During the term of this agreement, Mr. Nathanson received a benefit equal to approximately $200,000 per year, which Charter Communications, Inc. paid to a company controlled by Mr. Nathanson.

Employment Arrangements

Employment Agreements. Messrs. Vogel and Silva each are currently employed by Charter Communications, Inc. under separate employment agreements that were executed in 2001 and terminate on December 31, 2005. Of the other individuals named in the Summary Compensation Table, Messrs. McCall, Barford and Kalkwarf are no longer employees of Charter Communications, Inc., but each of them served in 2002 under the terms of an employment agreement executed in 2001.

The following table lists the position, salary and bonus of each employee and the stock options and restricted stock shares received by each employee under his agreement:

			Stock	Restricted
		Annual	Options	Shares
Name	Position	Base Salary	Received	Received	Annual Bonus

Carl E. Vogel	President and Chief Executive Officer	$1,000,000	3,400,000	50,000	Up to $500,000
Stephen E. Silva	Executive Vice President – Corporate Development and Chief Technology Officer	$300,000	—	36,000	50% of base, according to Executive Bonus Policy; Discretionary Bonus
David L. McCall	Former Senior Vice President of Operations – Eastern Division	$300,000	—	35,000	40% of base, according to Executive Bonus Policy; Discretionary Bonus
David G. Barford	Former Executive Vice President and Chief Operating Officer	$350,000	750,000	50,000	50% of base, according to Executive Bonus Policy; Discretionary Bonus
Kent D. Kalkwarf	Former Executive Vice President and Chief Financial Officer	$350,000	750,000	50,000	50% of base, according to Executive Bonus Policy

The options and restricted shares generally vested 25% on the grant date, with the remainder to vest in 36 equal monthly installments beginning on or about the 15th month after the grant date. Generally, the agreements provide that if the employee is terminated without cause, then a specified portion of the remaining unvested options and restricted stock will vest immediately.

The agreements provide that the employee is entitled to participate in any disability insurance, pension or other benefit plan afforded to employees generally or to executives of Charter Communications, Inc. Mr. Vogel’s agreement provides that he will be reimbursed by Charter Communications, Inc. for the cost of term life insurance in the amount of $5 million, although he declined this reimbursement in 2001 and 2002. The other four agreements provide that, to the extent Charter Communications, Inc. does not provide life insurance in an amount at least equal to the unpaid amount of the employee’s base salary through the end of the term of his agreement, Charter Communications, Inc. will continue to pay his estate an amount equal to his base salary in installments through the end of the term. Each of the agreements contain non-solicitation and confidentiality provisions applicable to each employee. Mr. Vogel is entitled to reimbursement of the cost of a car in accordance with his agreement. Mr. Vogel’s agreement provides that he is entitled to the reimbursement of fees and dues for his membership in a country club of his choice, which he declined in 2001 and 2002, and reimbursement for up to $10,000 per year for tax, legal and financial planning services. The base salary of any employee may be increased at the discretion of the board of directors of Charter Communications, Inc.

Each agreement provides that, if it is terminated by Charter Communications, Inc. without cause or by the employee for good reason (including due to a change in control of Charter Communications, Inc.), Charter Communications, Inc. will pay to the applicable employee an amount equal to the aggregate base salary due to the employee for the remaining term and a full prorated bonus for the year in which the termination occurs. Also, in addition to the indemnification provisions which apply to all employees under our Bylaws, each agreement provides that Charter Communications, Inc. will indemnify and hold harmless each employee to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses in connection with or arising out of the performance by the applicable employee of his duties.

Mr. Vogel’s agreement provides for automatic one-year renewals and that Charter Communications, Inc. will cause him to be elected to the Charter Communications, Inc. board of directors without any additional compensation.

Stay Bonuses.

Certain of our executive officers have received “stay bonuses” in the form of three-year or two-year promissory notes. For the three-year notes, one-third of the original outstanding principal amount of each of these notes and interest was forgiven at the end of each of the first three anniversaries of the issue date, as long as the employee was still employed; for the two-year notes, the principal and interest was forgiven at the first two anniversaries. Generally, the promissory notes provided for interest at 7% per year. The amount forgiven during any year has been included as “bonus” compensation to the employee and is reflected in the “bonus” column of the “Summary Compensation Table.” In 2002, all the remaining principal and accrued interest on these notes was forgiven in accordance with the terms of the notes, so that at December 31, 2002, these notes were no longer outstanding.

Compensation Committee Interlocks and Insider Participation

In 2002, the Compensation Committee of Charter Communications, Inc. was comprised of Messrs, Paul G. Allen, William D. Savoy, and Marc B. Nathanson. In 2002, Nancy B. Peretsman and Ronald L. Nelson served as the Option Plan Committee that administered the 1999 Charter Communications Option Plan and the Charter Communications, Inc. 2001 Stock Incentive Plan.

No member of the Compensation Committee or the Option Plan Committee was an officer or employee of Charter Communications, Inc. or any of its subsidiaries except for Mr. Allen, who served as a non-employee chairman. Also, Mr. Nathanson was an officer of certain subsidiaries of Charter prior to their acquisition by Charter in 1999. Transactions between Charter Communications, Inc. and members of the Compensation Committee are more fully described in “— Director Compensation” and in “Item 13. Certain Relationships and Related Transactions — Other Relationships.”

None of the executive officers of Charter Communications, Inc. or its subsidiaries serve on the compensation committee of any other company that has an executive officer currently serving on the board of directors, Compensation Committee or Option Plan Committee of Charter Communications, Inc. None of the executive officers of Charter Communications, Inc. or its subsidiaries served as a director of another entity, one of whose executive officers served on the Compensation Committee or Option Plan Committee of Charter Communications, Inc. or any of its affiliates. Mr. Allen is a director of DreamWorks LLC (which employed Mr. Nelson as an executive officer through

January 1, 2003, and currently has engaged Mr. Nelson as a non-exclusive consultant) and is the 100% owner and a director of Vulcan Inc. and certain of its affiliates, which employ Mr. Savoy as an executive officer. Mr. Allen also is a director of and indirectly owns 98% of TechTV, of which Mr. Wangberg, is a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership of Securities

     The following table sets forth certain information regarding beneficial ownership of Charter Communications, Inc.’s Class A common stock as of February 28, 2003 by:

•	each of our directors and the directors of Charter Communications, Inc.
•	the current chief executive officer and the other individuals named in the Summary Compensation Table;
•	all directors and current executive officers of Charter Holdings and Charter Communications, Inc. as a group; and
•	each person known by us to own beneficially 5% or more of the outstanding Charter Communications, Inc. Class A common stock.

     With respect to the percentage of voting power set forth in the following table:

•	each holder of Charter Communications, Inc. Class A common stock is entitled to one vote per share; and
•	each holder of Charter Communications, Inc. Class B common stock is entitled to ten votes per share of Class B common stock held by such holder and its affiliates and ten votes per membership unit of share of Class B Common Stock for which membership units in Charter Communications Holding Company held by such holder and its affiliates are exchangeable.

			Class A
		Unvested	Shares
		Restricted	Receivable	Class A		Class B
	Number of	Class A	on Exercise	Shares		Shares
	Class A Shares	Shares	of Vested	Receivable on	Number of	Issuable upon		% of
	(Voting and	(Voting	Options or Other	Exercise of	Class B	Exchange or	% of	Voting
Name and Address of	Investment	Power Only)	Convertible	Convertible	Shares	Conversion of	Equity	Power
Beneficial Owner	Power)(1)	(2)	Securities (3)	Sr. Notes	Owned	Units (4)	(4)(5)	(5)(6)

Paul G. Allen (7)	20,763,453		10,000		50,000	339,132,031	56.8%	92.6%
Charter Investment (8)						222,818,858	43.1%	*
Vulcan Cable III (9)						116,313,173	28.3%	*
Carl E. Vogel	67,708	32,292	1,204,166	34,786			*	*
John H. Tory	4,300		40,000				*	*
Marc B. Nathanson (10)	7,802,085		50,000	231,911			2.7%	*
Ronald L. Nelson (11)	55,000		50,000				*	*
Nancy B. Peretsman	60,000		50,000	46,382			*	*
William D. Savoy (12)			50,000	115,955		1,167,552	*	*
Larry W. Wangberg	3,000		40,000				*	*
Steven A. Schumm (13)	12,440		712,778	4,638			*	*
Curtis S. Shaw	5,000		239,333				*	*
Stephen E. Silva	54,750	23,250	260,583				*	*
All current directors and executive officers as a group (13 persons)	28,838,736	55,542	2,948,109	435,991	50,000	339,132,031	58.3%	92.8%
David G. Barford (15)							*	*
Kent D. Kalkwarf (16)							*	*
David L. McCall (14)							*	*
Comcast Corporation (17)			24,273,943				7.6%	*
Mark Cuban (18)	15,618,500						5.3%	*
FMR Corp. (19)	25,964,516			1,396,668			8.8%	*
Wallace R. Weitz & Company (20)	42,005,509			1,576,994			14.3%	1.2%

*	Less than 1%.

(1)	Includes shares for which the named person has:

•	sole voting and investment power; or
•	shared voting and investment power with a spouse.

Does not include shares that may be acquired through exercise of options.

(2)	Includes unvested shares of restricted stock issued under the 2001 Stock Incentive Plan, as to which the applicable employee has sole voting power but not investment power.

(3)	Includes shares of Class A common stock issuable upon exercise of options vested on or before April 16, 2003 under the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan.

(4)	Beneficial ownership is determined in accordance with Rule 13d-3. The beneficial owners of Charter Communications, Inc. Class B common stock, Charter Communications Holding Company membership units, CC VIII, LLC membership units and convertible senior notes of Charter Communications, Inc. are deemed to be beneficial owners of an equal number of shares of Charter Communications, Inc. Class A common stock because such holdings are either convertible into Class A shares (in the case of Class B shares and convertible senior notes) or exchangeable (directly or indirectly) for Class A shares (in the case of the membership units) on a one-for-one basis. Unless otherwise noted, the named holders have sole investment and voting power with respect to the shares listed as beneficially owned. An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII membership interests following the consummation of the Bresnan put transaction. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights – Bresnan.”

(5)	The calculation of this percentage assumes for each person that:

•	294,527,595 shares of Class A common stock are issued and outstanding as of February 28, 2003;
•	50,000 shares of Class B common stock held by Mr. Allen have been converted into shares of Class A common stock;
•	the acquisition by such person of all shares of Class A common stock that such person or affiliates of such person has the right to acquire upon exchange of membership units in subsidiaries or conversion of Series A Convertible Redeemable Preferred Stock or 5.75% or 4.75% convertible senior notes;
•	the acquisition by such person of all shares that may be acquired upon exercise of options to purchase shares or exchangeable membership units that have vested or will vest by April 29, 2003; and
•	that none of the other listed persons or entities has received any shares of Class A common stock that are issuable to any of such persons pursuant to the exercise of options or otherwise. A person is deemed to have the right to acquire shares of Class A common stock with respect to options vested under the 1999 Charter Communications Option Plan. When vested, these options are exercisable for membership units of Charter Communications Holding Company, which are immediately exchanged on a one-for-one basis for shares of Charter Communications, Inc. Class A common stock. A person is also deemed to have the right to acquire shares of Class A common stock issuable upon the exercise of vested options under the 2001 Stock Incentive Plan.

(6)	The calculation of this percentage assumes that Mr. Allen’s equity interests are retained in the form that maximizes voting power (i.e., the 50,000 shares of Class B common stock held by Mr. Allen have not been converted into shares of Class A common stock; that the membership units of Charter Communications Holding Company owned by each of Vulcan Cable III and Charter Investment have not been exchanged for shares of Class A common stock).

(7)	The total listed includes:

•	222,818,858 membership units in Charter Communications Holding Company held by Charter Investment; and
•	116,313,173 membership units in Charter Communications Holding Company held by Vulcan Cable III.

The listed total excludes 24,273,943 shares of Class A common stock issuable upon exchange of units of Charter Communications Holding Company, LLC, which may be issuable to Mr. Allen upon the closing of his purchase of the membership interests in CC VIII, LLC that have been “put” to Mr. Allen for purchase by May 2003. An issue has arisen regarding the ultimate ownership of such CC VIII, LLC membership interests following the consummation of such put transaction. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights – Bresnan.”

The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(8)	Includes 222,818,858 membership units in Charter Communications Holding Company which are exchangeable for shares of Class B common stock on a one-for-one basis, which are convertible to shares of Class A common stock on a one-for-one basis. The address of this person is Charter Plaza, 12405 Powerscourt Drive, St. Louis, MO 63131.

(9)	Includes 116,313,173 membership units in Charter Communications Holding Company which are exchangeable for shares of Class B common stock on a one-for-one basis, which are convertible to shares of Class A common stock on a one-for-one basis. The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(10)	Includes 91,090 shares owned by the Nathanson Family Trust, as to which Mr. Nathanson disclaims beneficial ownership.

(11)	Includes 10,000 shares as to which Mr. Nelson disclaims beneficial ownership.

(12)	Includes 1,167,552 shares issuable upon exchange of membership units that may be acquired by Mr. Savoy upon exercise of options from Vulcan Cable III that have vested or will vest by April 29, 2003.

(13)	Includes 1,000 shares for which Mr. Schumm has shared investment and voting power.

(14)	Mr. McCall’s stock options expire in April, 2003.

(15)	We believe that the vested stock options shown in the table expired in March 2003. The table does not reflect stock options for 1,061,042 shares that were not vested as of the date of termination and have been cancelled, and 34,375 shares of unvested restricted stock that have been forfeited following Mr. Barford’s termination in January 2003, both of which are disputed by Mr. Barford.

(16)	We believe that the vested stock options shown in the table expired in March 2003. The table does not reflect stock options for 1,179,792 shares that were not vested as of the date of termination and have been cancelled, and 34,375 shares of unvested restricted stock that have been forfeited following Mr. Kalkwarf’s termination in January 2003, both of which are disputed by Mr. Kalkwarf.

(17)	Pursuant to holder’s Form 13G filed with the SEC on January 27, 2003, the named holder and its affiliates beneficially own, with shared voting and investment power, Class A shares issuable upon exchange of 24,273,943 membership units in CC VIII, LLC. In April 2002, the holders exercised their right to put their CC VIII membership interests to Mr. Allen, and this transaction is scheduled to close in May 2003. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — Bresnan.” The holders’ address is: 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(18)	The equity ownership reported in this table is based upon holder’s Form 13G filed October 17, 2002. The address of this person is: 5424 Deloache, Dallas, Texas 75220.

(19)	The equity ownership reported in this table, for both the named holder and its controlling shareholders, the Edward C. Johnson 3d family, is based upon holders’ Form 13G filed with the SEC on February 13, 2003. Of the shares reported, there is sole power to dispose all of the 27,361,184 shares beneficially owned; and there is sole power to vote 5,604,316 shares and no power to vote 21,756,868 shares (including the shares issuable upon conversion of notes). The address of this person is: 82 Devonshire Street, Boston, Massachusetts 02109.

(20)	The equity ownership reported in this table, for both the named holder and its president and primary owner, Wallace R. Weitz, is based upon holders’ Form 13G filed with the SEC on January 16, 2003, and reflects the holders’ ownership in its capacity as an investment advisor and not ownership for its own account. The address of this person is: 1125 South 103rd Street, Suite 600, Omaha, Nebraska 68124-6008.

Securities Authorized for Issuance Under Equity Compensation Plans of Charter Communications, Inc.

The following information is provided as of December 31, 2002 with respect to equity compensation plans of Charter Communications, Inc.:

	Number of
	Securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by
security holders	53,632,148 (1)	$14.22	35,842,780 (2)
Equity compensation plans not approved by security holders(3)	186,385	$20.46	—

TOTAL	53,818,533	$14.23	35,842,780

(1)	This total does not include 159,064 shares issued pursuant to restricted stock grants made under Charter Communications, Inc.’s 2001 Stock Incentive Plan, which were subject to vesting based on continued employment.

(2)	Includes 30,000,000 shares added to the 2001 Stock Incentive Plan pursuant to a plan amendment approved by the board of directors on October 29, 2002. This amendment is subject to shareholder approval, and no options with respect to these additional shares will be exercisable until shareholder approval is obtained.

(3)	Includes shares of Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant. For a narrative description of the material features of the individual compensation agreement with the consultant, please see Note 20 included in the consolidated financial statements included in this Annual Report.

Item 13. Certain Relationships and Related Transactions.

The following sets forth certain transactions in which we are involved in which the directors, executive officers and affiliates of Charter Communications, Inc. or us have or may have a material interest. The transactions fall generally into three broad categories:

•	Transactions in which Mr. Allen has an interest that arise directly out of Mr. Allen’s investment in Charter Communications, Inc. and Charter Communications Holding Company, LLC. A large number of the transactions described below arise out of Mr. Allen’s direct and indirect (through Charter Investment, or the Vulcan entities, each of which Mr. Allen controls) investment in Charter Communications, Inc. and its subsidiaries. These include transactions that we believe naturally result from the organizational structure, history and organizational documents of Charter Communications, Inc. and Charter Communications Holding Company, LLC, as well as commitments made as consideration for the investments themselves.

•	Transactions with third party providers of products, services and content in which Mr. Allen has a material interest. Due to Mr. Allen’s extensive investment activity in the areas of technology and media, we have a number of commercial relationships with third parties in which Mr. Allen has an interest.

•	Other Miscellaneous Transactions. We and Charter Communications, Inc. also have a limited number of transactions in which certain other officers, directors and principal shareholders have an interest.

Except where noted below, we do not believe that these transactions present any unusual risks for us that would not be present in any similar commercial transaction.

The following chart summarizes certain information with respect to these transactions; additional information regarding these transactions is provided following the chart:

Interested
Transaction	Related Party	Description of Transaction

Intercompany Management Arrangements	Paul G. Allen; Charter Communications, Inc.	The subsidiaries of Charter Communications Holding Company, LLC paid Charter Communications, Inc. $9 million for services rendered in 2002.

Mutual Services Agreement	Paul G. Allen	Charter Communications, Inc. paid Charter Communications Holding Company, LLC $70 million for services rendered in 2002.

Management Agreement	Paul G. Allen	No fees were paid, although total management fees payable to Charter Investment, exclusive of interest, were $14 million at the end of 2002.

Tax Provisions of Charter Communications Holding Company, LLC’s Operating Agreement	Paul G. Allen	The operating agreement of Charter Communications Holding Company, LLC allocates certain tax losses to entities controlled by Paul Allen.

Channel Access Agreement	Paul G. Allen	At Vulcan Ventures request, we will provide Vulcan Ventures with exclusive rights for carriage on eight of our digital cable channels as partial consideration of a prior capital contribution of $1.325 billion.

Equity Put Rights	Paul G. Allen	Certain sellers of cable systems that we acquired have the right, as described below, to put to Paul Allen equity in us (in the case of Rifkin and Falcon), Charter Communications Holding Company, LLC (in the case of Rifkin) and CC VIII, LLC (in the case of Bresnan) that they were issued in connection with such acquisitions.

Funding Commitment of Vulcan Inc.	Paul G. Allen	Effective April 14, 2003, we entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit.

High Speed Access Corp. Asset Purchase Agreement	Paul G. Allen	Our subsidiary purchased certain assets of High Speed Access for $78 million, plus the delivery of 37,000 shares of High Speed Access Series D preferred stock and certain warrants. In connection with the transaction, High Speed Access also purchased 38,000 shares of its Series D preferred stock from Vulcan Ventures for $8 million, and all of Vulcan Ventures’ shares of High Speed Access common stock.

High Speed Access Corp.	Paul G. Allen	We granted a royalty-free right to use intellectual property purchased by Charter Communications Holding Company, received approximately $4 million in management fees, $17 million in revenues and paid approximately $2 million under agreements that have terminated.

TechTV Carriage Agreement	Paul G. Allen William D. Savoy Larry W. Wangberg	We received $4 million from TechTV under the Carriage Agreement in 2002 and paid TechTV $0.2 million.

Interested
Transaction	Related Party	Description of Transaction

Oxygen Media Corporation Carriage Agreement	Paul G. Allen	We paid Oxygen Media $6 million under the Carriage Agreement in exchange for programming in 2002. We received $2 million from Oxygen Media related to marketing support provided to customers, along with warrants to purchase 2.4 million shares of Oxygen Media common stock.

Portland Trail Blazers Carriage Agreement	Paul G. Allen	We paid $1 million in connection with the cable broadcast of certain Trail Blazers basketball games in 2002.

Action Sports Cable Network Carriage Agreement	Paul G. Allen	We paid $1 million for rights to carry its programming in 2002.

Click2learn, Inc. Software License Agreement	Paul G. Allen	We paid approximately $250,000 under the Software License Agreement in 2002.

Digeo, Inc. Broadband Carriage Agreement	Paul G. Allen William D. Savoy Carl E. Vogel	We paid Digeo $3 million for customized development of the i-channels and the local content tool kit. We received no revenues under the Broadband Carriage Agreement in 2002.

ADC Telecommunications Inc.	Larry W. Wangberg	We paid $759,600 to purchase certain access/network equipment in 2002.

HDNet and HDNet Movies Network	Mark Cuban	We recently signed an agreement to carry two around-the-clock, high-definition networks, HDNet and HDNet Movies.

Office lease agreement	David L. McCall	We paid $117,600 in 2002 under an office lease agreement to a partnership controlled by Mr. McCall.

Construction Services	David L. McCall	We paid $644,800 in 2002 to a construction company controlled by Mr. McCall’s brother and $3 million to a construction company controlled by Mr. McCall’s son.

Lease Arrangements	Marc B. Nathanson	We paid approximately $76,000 in 2002 to companies controlled by Mr. Nathanson under a warehouse lease agreement.

Enstar Limited Partnership Systems Purchase and Management Services	Charter officers who were appointed by a Charter Subsidiary (as general partner) to serve as officers of Enstar limited partnerships	Certain of our subsidiaries purchased certain assets of the Enstar Limited Partnerships, for approximately $63 million. We also earned $1 million in 2002 by providing management services to the Enstar limited partnerships.

Indemnification Advances	Directors and current and former officers named in certain legal proceedings	Charter Communications, Inc. invoiced its insurance carrier an aggregate of approximately $2.5 million, net of a $2.5 million deductible, as advancement of advances of costs incurred in 2002 under indemnification arrangements.

Intercompany Loans	Charter Communications, Inc.; Paul G. Allen; Charter Communications Holding Company	In 2002, we and our subsidiaries paid $4 million in interest to Charter Communications Holding Company, LLC and accrued an additional $4 million in interest on certain indebtedness, the average month end balance of which in 2002 was approximately $95 million.

The following sets forth more details regarding the transactions summarized above.

Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries

As noted above, a number of our related party transactions arise out of Mr. Allen’s investment in Charter Communications, Inc. and its subsidiaries, whether directly as a result of an investment transaction or as a result of our organizational structure, history and organization documents. In that regard, some of these transactions are with Charter Investment, Inc. and Vulcan Ventures (both owned 100% by Mr. Allen) Charter Communications, Inc. (controlled by Mr. Allen) and Charter Communications Holding Company, LLC (approximately 53.5 percent owned by affiliates of Mr. Allen). See “Item 1 — Business — Organizational Chart” for more information regarding the ownership by Mr. Allen and certain of his affiliates.

Intercompany Management Arrangements.

Charter Communications, Inc. has entered into management arrangements with Charter Communications Holding Company and certain of its subsidiaries. Under these agreements, Charter Communications, Inc. provides management services for the cable television systems owned or operated by its subsidiaries. These management agreements provide for reimbursement to Charter Communications, Inc. for all costs and expenses incurred by it attributable to the ownership and operation of the managed cable systems (“Company Expenses”), plus an additional management fee to cover additional costs incurred that are not in the nature of Company Expenses (such as corporate overhead, administration and salary expense). The management agreements covering the CC VI and CC VII companies limit the management fee portion payable to Charter Communications, Inc. to 5% of gross revenues. Under the arrangement covering all of our other operating subsidiaries, there is no limit on the dollar amount or percentage of revenues payable as management fees, except for CC VIII, where the operating agreement limits management fees payable to amounts allowed under the CC VIII Credit Agreement. However, the total amount paid by Charter Communications Holding Company and all of its subsidiaries is limited to the amount necessary to reimburse Charter Communications, Inc. for all of its expenses, costs, losses, liabilities and damages paid or incurred by it in connection with the performance of its services under the various management agreements. The expenses subject to reimbursement include any fees Charter Communications, Inc. is obligated to pay under the mutual services agreement described below. Payment of management fees by Charter Communications, Inc.’s operating subsidiaries is subject to certain restrictions under the credit facilities of such subsidiaries. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter Communications, Inc. and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid. For the year ended December 31, 2002, the subsidiaries of Charter Holdings paid a total of $9 million as management fees to Charter Communications, Inc.

Mutual Services Agreement

Charter Communications, Inc., Charter Communications Holding Company and Charter Investment are parties to a mutual services agreement whereby each party shall provide rights and services to the other parties as may be reasonably requested for the management of the entities involved and their subsidiaries, including the cable systems owned by their subsidiaries all on a cost-reimbursement basis. The officers and employees of each party are available to the other parties to provide these rights and services, and all expenses and costs incurred in providing these rights and services are paid by Charter Communications, Inc. Each of the parties will indemnify and hold harmless the other parties and their directors, officers and employees from and against any and all claims that may be made against any of them in connection with the mutual services agreement except due to its or their gross negligence or willful misconduct. The mutual services agreement expires on November 12, 2009, and may be terminated at any time by any party upon thirty days’ written notice to the other. For the year ended December 31, 2002, Charter Communications, Inc. paid $70 million to Charter Communications Holding Company for services rendered pursuant to the mutual services agreement. All such amounts are reimbursable to Charter Communications, Inc. pursuant to a management arrangement with our subsidiaries. See “— Management Arrangements.” The accounts and balances related to these services eliminate in consolidation. Charter Investment no longer provides services pursuant to this agreement.

Previous Management Agreement with Charter Investment.

Prior to November 12, 1999, Charter Investment provided management and consulting services to our operating subsidiaries for a fee equal to 3.5% of the gross revenues of the systems then owned, plus reimbursement of expenses. The balance of management fees payable under the previous management agreement was accrued with payment at the discretion of Charter Investment, with interest payable on unpaid amounts. For the year ended December 31, 2002, Charter Communications, Inc.’s subsidiaries did not pay any fees to Charter Investment to reduce management fees payable. As of December 31, 2002, total management fees payable to Charter Investment were $14 million, exclusive of any interest that may be charged.

Charter Communications Holding Company Limited Liability Agreement — Taxes

The amended and restated limited liability company agreement of Charter Communications Holding Company contains special provisions regarding the allocation of tax losses and profits among its members — Vulcan Cable III, Charter Investment and Charter Communications, Inc. In some situations, these provisions may cause Charter Communications, Inc. and/or the other members to pay more tax than would otherwise be due if Charter Communications Holding Company had allocated profits and losses among its members based generally on the number of common membership units held by each. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Vulcan Ventures Channel Access Agreement

Vulcan Ventures Incorporated, an entity controlled by Mr. Allen, Charter Communications, Inc., Charter Investment and Charter Communications Holding Company are parties to an agreement dated September 21, 1999 regarding the right of Vulcan Ventures to use up to eight of our digital cable channels in consideration of a prior capital contribution of $1.325 billion. Specifically, at Vulcan Ventures’ request, we will provide Vulcan Ventures with exclusive rights for carriage of up to eight digital cable television programming services or channels on each of the digital cable television systems with local and to the extent available, national control of the digital product owned, operated, controlled or managed by Charter Communications, Inc. or its subsidiaries now or in the future of 550 megahertz or more. If the system offers digital services but has less than 550 megahertz of capacity, then the programming services will be equitably reduced. Upon request of Vulcan Ventures, we will attempt to reach a comprehensive programming agreement pursuant to which we will pay the programmer, if possible, a fee per digital customer. If such fee arrangement is not achieved, then we and the programmer shall enter into a standard programming agreement. The initial term of agreement was 10 years, and the term extends by one additional year (such that the remaining term continues to be 10 years) on each anniversary date of the agreement unless either party provides the other with notice to the contrary at least 60 days prior to such anniversary date. As of December 31, 2002, Vulcan Ventures did not use any of these channels. However, in the future it is possible that Vulcan Ventures could require us to carry programming that is less profitable to us than the programming that we would otherwise carry and our results would suffer accordingly.

Equity Put Rights

Bresnan

As part of the Bresnan acquisition in February 2000, CC VIII, an indirect limited liability company subsidiary of Charter Communications, Inc., issued Class A Preferred Membership Interests (collectively, the CC VIII Interest) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, now owned by Comcast Corporation (the Comcast Sellers). The CC VIII Interest is entitled to a 2% priority return on its initial capital amount and such priority return is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CC VIII Interest generally does not share in the profits and losses of CC VIII at present. The Comcast Sellers have the right at their option to exchange the CC VIII Interest for shares of Charter Communications, Inc. Class A common stock. Charter Communications, Inc. does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the Comcast Sellers the right to sell to Mr. Allen the CC VIII Interest (or any Charter Communications, Inc. Class A common stock that the Comcast Sellers would receive if they exercised their exchange right) for approximately $630 million plus 4.5% interest annually from February 2000 (the Comcast Put Right). In April 2002, in accordance with such put agreement, the Comcast Sellers notified Mr. Allen of their exercise of the Comcast Put Right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. On April 9, 2003, the parties agreed to extend the closing for up to thirty days. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if previously exchanged by the current holders, any Charter Communications, Inc. Class A common stock issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, then, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter would be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority would continue), and Mr. Allen’s share of any remaining distributions in liquidation would be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after the date of the transfer of the CC VIII Interest to Mr. Allen.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. The board of directors of Charter Communications, Inc. has formed a Special Committee comprised of Messrs. Tory, Wangberg and Nelson to investigate and take any other appropriate action on behalf of Charter Communications, Inc. with respect to this matter. Specifically, the Special Committee is considering whether it should be the position of Charter Communications, Inc. that Mr. Allen should be required to contribute the CC VIII Interest to Charter Communications Holding Company in exchange for Charter Communications Holding Company membership units, immediately after his acquisition of the CC VIII Interest upon consummation of the Comcast Put Right. To the extent it is ultimately determined that Mr. Allen must contribute the CC VIII Interest to Charter Communications Holding Company following consummation of the Comcast Put Right, the Special Committee may also consider what additional steps, if any, should be taken with respect to the further disposition of the CC VIII Interest by Charter Communications Holding Company. If necessary, following the completion of the Special Committee’s investigation of the facts and circumstances relating to this matter, the Special Committee and Mr. Allen have agreed to a non-binding mediation process to resolve any dispute relating to this matter as soon as practicable, but without any prejudice to any rights of the parties if such dispute is not resolved as part of the mediation.

Rifkin

On September 14, 1999, Mr. Allen and Charter Communications Holding Company entered into a put agreement with certain sellers of the Rifkin cable systems that received a portion of their purchase price in the form of 3,006,202 Class A preferred membership units of Charter Communications Holding Company. This put agreement permits these holders to compel Charter Communications Holding Company to redeem their Class A preferred membership units at any time before September 14, 2004 at $1.00 per unit, plus accretion thereon at 8% per annum from September 14, 1999. Mr. Allen has guaranteed the redemption obligation of Charter Communications Holding Company. These units were put to Charter Communications Holding Company for redemption, and are expected to be redeemed on April 18, 2003 for an aggregate price of approximately $3.9 million.

Mr. Allen also is a party to a put agreement with certain sellers of the Rifkin cable systems that received a portion of their purchase price in the form of shares of Class A common stock of Charter Communications, Inc. Under this put agreement, such holders have the right to sell to Mr. Allen any or all of such shares of Class A common stock at $19 per share (subject to adjustments for stock splits, reorganizations and similar events), plus interest at a rate of 4.5% per year, compounded annually from November 12, 1999. This put agreement terminates on November 12, 2003, subject to early termination for certain events. At March 31, 2003, this put agreement applied to an aggregate of approximately 0.8 million shares of Class A common stock.

Falcon

Mr. Allen also is a party to a put agreement with certain sellers of the Falcon cable systems (including Mr. Nathanson, one of our directors) that received a portion of their purchase price in the form of shares of Class A common stock of Charter Communications, Inc. Under the Falcon put agreement, such holders have the right to sell to Mr. Allen any or all shares of Class A common stock received in the Falcon acquisition at $25.8548 per share (subject to adjustments for stock splits, reorganizations and similar events), plus interest at a rate of 4.5% per year, compounded annually from November 12, 1999. The Falcon put agreement terminates on November 12, 2003, subject to early termination for certain events. On March 31, 2003, the Falcon put agreement applied to an aggregate of approximately 7.5 million shares of Class A common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” above.

Funding Commitment of Vulcan Inc.

Effective April 14, 2003, we entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Commitment of Vulcan Inc.”

Allocation of Business Opportunities with Mr. Allen

As described under “Third Party Business Relationships in which Mr. Allen has an Interest” in this section, Mr. Allen and a number of his affiliates have interests in various entities that provide services or programming to our subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter Communications, Inc. and Charter Communications Holding Company, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries, to engage in any business transaction outside the cable transmission business except for the Digeo, Inc. joint venture; the joint venture to develop a digital video recorder set-top terminal; the investment in Cable Sports Southeast, LLC, a provider of regional sports programming; as an owner of the business of Interactive Broadcaster Services Corporation (Chat TV); an investment in Security Broadband Corp., a company developing broadband security applications; and incidental businesses engaged in as of the closing of Charter Communications, Inc.’s initial public offering in November 1999. This restriction will remain in effect until all of the shares of Charter Communications, Inc.’s high-vote Class B common stock have been converted into shares of Class A common stock due to Mr. Allen’s equity ownership falling below specified thresholds.

Should Charter Communications, Inc. or Charter Communications Holding Company or any of their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter Communications, Inc. or its subsidiaries engaging in the business transaction, they will be able to do so. In any such case, the restated certificate of incorporation of Charter Communications, Inc. and the amended and restated limited liability company agreement of Charter Communications Holding Company would need to be amended accordingly to modify the current restrictions on the ability of such entities to engage in any business other than the cable transmission business. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable television systems owned, operated or managed by Charter Communications, Inc., Charter Communications Holding Company or any of their subsidiaries from time to time.

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

Also, conflicts could arise with respect to the allocation of corporate opportunities between us and Mr. Allen and his affiliates in connection with his investments in businesses in which we are permitted to engage under our restated certificate of incorporation. We have not instituted any formal plan or arrangement to address potential conflicts of interest.

The restrictive provisions of the organizational documents described above may limit our ability to take advantage of attractive business opportunities. Consequently, our ability to offer new products and services outside of the cable transmission business and enter into new businesses could be adversely affected, resulting in an adverse effect on our growth, financial condition and results of operations.

Third Party Business Relationships in which Mr. Allen has an Interest

As previously noted, Mr. Allen’s extensive investment in the areas of media and technology has resulted in our having a number of commercial relationships with third parties in which Mr. Allen has an interest. Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which we do business or which provide us with products, services or programming. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy is also a vice president and a director of Vulcan Ventures. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing our relationship with Digeo, Inc. are an example of a cooperative business relationship among his affiliated companies. We can give no assurance, nor should you expect, that any of these business relationships will be successful, that we will realize any benefits from these relationships or that we will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of us and our business. We cannot assure you that, in the event that we or any of our subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to us as terms we might have obtained from an unrelated third party.

With respect to the following business relationships, unless otherwise noted where Charter Communications, Inc. and Charter Communications Holding Company are party to an agreement, we function as the operating entity under the contract receiving all revenue, making all payments and fulfilling the operational commitments under the contracts. In these cases references to “we”, “us” or “our” relate to commitments made by our direct and indirect parent (and manager) that operate through us and our systems.

High Speed Access

High Speed Access Corp. has been a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter Communications entities entered into Internet-access related service agreements, and both Vulcan Ventures, an entity owned by Mr. Allen, Charter Communications Holding Company and one of our subsidiaries made equity investments in High Speed Access.

On February 28, 2002, our subsidiary, CC Systems, purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that served our customers, including a customer contact center, network operations center and provisioning software. At the closing, certain of our subsidiaries paid $78 million to High Speed Access and delivered 37,000 shares of High Speed Access’s Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company (which had been acquired pursuant to two network services agreements which were cancelled in connection with this transaction, as described below), and High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures for $8 million. Additional purchase price adjustments were made as provided in the asset purchase agreement. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased. Concurrently with the closing of the transaction, High Speed Access also purchased all of its common stock held by Vulcan Ventures.

In conjunction with the High Speed Access asset purchase, on February 28, 2002, Charter Communications Holding Company granted High Speed Access the right to use certain intellectual property sold by High Speed Access to Charter Communications Holding Company. High Speed Access does not pay any fees under the agreement. The domestic portion of the license terminated on June 30, 2002, and the international portion of the license will expire on February 2, 2005. Prior to closing the asset purchase, Charter Communications, Inc. performed certain management services formerly performed by High Speed Access, for which it received $4 million in January and February 2002.

Concurrently with the asset purchase, all of the other agreements between Charter Communications Holding Company and High Speed Access Corp., (other than the license agreement described above), namely the programming content agreement, the services agreement, the systems access agreement, the 1998 network services agreement and the May 2000 network services agreement, were terminated. The revenues we earned from High Speed Access for the year ended December 31, 2002 were approximately $17 million. In addition, for the year ended December 31, 2002, we paid High Speed Access approximately $2 million under the 1998 network services agreement and the 2000 network services agreement, representing a per customer fee to High Speed Access according to agreed pricing terms and compensation for services exceeding certain minimum thresholds.

Immediately prior to the asset purchase, Vulcan Ventures beneficially owned approximately 37%, and Charter Communications Holding Company and its subsidiaries beneficially owned approximately 13%, of the common stock of High Speed Access (including the shares of common stock which could be acquired upon conversion of the Series D preferred stock, and upon exercise of the warrants owned by Charter Communications Holding Company). Following the consummation of the asset purchase, neither Charter Communications Holding Company, we nor Vulcan Ventures beneficially owned any securities of, or were otherwise affiliated with, High Speed Access.

TechTV

TechTV Inc. operates a cable television channel which broadcasts shows about technology. Pursuant to a carriage agreement terminating in 2008, TechTV has provided us with programming for broadcast via our cable television systems. Carriage fee amounts per customer are determined based on the percentage of customers in a particular system receiving the services. These fees will be waived for systems with higher penetration levels until December 31, 2003, and were waived for systems with lower penetration levels through April 30, 2001. In certain circumstances, we are entitled to a percentage of TechTV’s net product revenues from infomercials and home shopping and attributed to our carriage of the service. Additionally, we receive incentive payments for channel launches through December 31, 2003. TechTV may not offer its services to any other cable operator which serves the same or fewer number of customers at a more favorable rate or on more favorable carriage terms. For the year ended December 31, 2002, we received $4 million from TechTV and paid $0.2 million to them under the carriage agreement.

Vulcan Programming, which is 100% owned by Mr. Allen, owned a 98% equity interest in TechTV as of December 31, 2002. Mr. Savoy is the president and director of Vulcan Programming. Mr. Wangberg, is a director of TechTV. Both Messrs. Allen and Savoy are directors of TechTV.

Oxygen Media Corporation

Oxygen Media LLC (Oxygen) provides programming content aimed at the female audience for distribution over cable television systems. On July 22, 2002, Charter Communications Holding Company entered into a carriage agreement with Oxygen, whereby Charter Communications Holding Company agreed to carry programming content from Oxygen, pursuant to which we currently make it available to approximately 5 million of our customers. The term of the carriage agreement is retroactive to February 1, 2000, the date of launch of Oxygen programming by Charter Communications Holding Company and runs for a period of five years from that date. As the number of customers receiving the Oxygen programming increases, Charter Communications Holding Company receives volume discounts. For the year ended December 31, 2002, we paid Oxygen approximately $6 million for programming content.

In addition, Oxygen pays Charter Communications Holding Company marketing support fees for customers launched after the first year of the term of the carriage agreement up to an amount of $4 million. We have recognized $2 million of revenue related to the marketing support provided for the year ended December 31, 2002.

Concurrently with the execution of the programming agreement, we entered into an equity issuance agreement pursuant to which Oxygen’s parent company, Oxygen Media Corporation (Oxygen Media), granted a subsidiary of Charter Communications Holding Company a warrant to purchase 2.4 million shares of common stock of Oxygen Media for an exercise price of $22.00 per share. Charter Communications Holding Company will also receive unregistered shares of Oxygen Media common stock with a fair market value on the date of issuance of $34 million, on or prior to February 2, 2005 with the exact date to be determined by Oxygen Media.

Mr. William Savoy, a director of Charter Communications, Inc., Charter Communications Holding Company and Charter Holdings, serves on the board of directors of Oxygen. As of December 31, 2002, through Vulcan Programming, Mr. Allen owns an approximate 31% interest in Oxygen (51% assuming exercise of all warrants held by Vulcan Programming but no exercise of warrants or options by other holders).

Marc Nathanson has an indirect beneficial interest of less than 1% in Oxygen.

Portland Trail Blazers and Action Sports Cable Network

On October 7, 1996, the former owner of our Falcon cable systems entered into a letter agreement and a cable television agreement with Trail Blazers Inc. for the cable broadcast in the metropolitan area surrounding Portland, Oregon of pre-season, regular season and playoff basketball games of the Portland Trail Blazers, a National Basketball Association basketball team. Mr. Allen is the 100% owner of the Portland Trail Blazers and Trail Blazers Inc. After the acquisition of the Falcon cable systems in November 1999, we continued to operate under the terms of these agreements until their termination on September 30, 2001. Under the letter agreement, Trail Blazers Inc. was paid a fixed fee for each customer in areas directly served by the Falcon cable systems. Under the cable television agreement, we shared subscription revenues with Trail Blazers Inc. We paid approximately $1 million for the year ended December 31, 2002 in connection with the cable broadcast of Portland Trail Blazers basketball games under the October 1996 cable television agreement.

On July 1, 2001, Charter Communications Holding Company, LLC and Action Sports Cable Network (Action Sports), which is 100% owned by Mr. Allen, entered into a new carriage agreement for a five year term, which became effective on October 1, 2001 with the expiration of the previous agreement. Under the July 2001 carriage agreement, Charter Communications Holding Company, LLC pays Action Sports a fixed fee for each customer receiving the Action Sports programming, which covers sporting events in the Pacific Northwest, including the Portland Trail Blazers, the Seattle Seahawks, a National Football League football team, and the Portland Fire, a Women’s National Basketball Association basketball team. On November 5, 2002, the Action Sports Cable Network (Action Sports), which is 100% owned by Mr. Allen, announced that it was discontinuing its business following its failure to obtain an acceptable carriage agreement with AT&T Cable, the cable television provider in Portland, Oregon. Action Sports service was terminated on November 5, 2002 and Charter Communications Holding Company, LLC ceased carriage of the service. We paid Action Sports $1 million for rights to carry its programming for the year ended December 31, 2002. We believe that the failure of this network will not materially affect our business or results of operations.

Click2learn

Charter Communications Holding Company executed a Software License Agreement with Click2learn, Inc.

effective as of June 30, 2002. Since October 1999 Charter Communications Holding Company has purchased professional services, software and maintenance from Click2learn, Inc. a company which provides enterprise software for organizations seeking to capture, manage and disseminate knowledge throughout their extended enterprise. As of December 31, 2002, Mr. Allen owned an approximate 27% interest in Click2learn, Inc. including 616,120 shares held of record by Vulcan Ventures, Inc. and 387,096 shares issuable upon exercise of a warrant issued to Vulcan Ventures, Incorporated. Mr. Allen is the sole shareholder of Vulcan Ventures, Inc. and may be deemed to have shared voting and investment power with respect to such shares. Mr. Allen is the founder of Click2learn, Inc. For the year ended December 31, 2002, we paid approximately $250,000 to Click2learn.

Digeo, Inc.

Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 49% interest in Digeo, Inc. (Digeo). The DigeoTM product is designed to blend the power of the Internet with the convenience of the television. Through the use of an advanced digital set-top terminal, customers will be able to access Internet-based streaming media on the television, including both local and national news, sports and entertainment. The Digeo product is a “portal,” which is an Internet web site that serves as a user’s initial point of entry to the World Wide Web. By offering selected content, services and links to other web sites and a portal guide, it directs users through the World Wide Web. In addition, the portal generates revenues from advertising on its own web pages and by sharing revenues generated by linked or featured web sites. Digeo has a license agreement with Microsoft for software used in the Digeo set-top companion. Fees under this license agreement are passed on to us through Charter Communications, Inc.’s agreement with Digeo.

On March 2, 2001, Charter Communications, Inc. finalized a carriage agreement with Digeo Interactive, LLC (Digeo Interactive), which will function as its television-based Internet portal. The agreement runs for 25 years, and provides for an exclusive relationship for the first six of those years. In connection with the execution of the carriage agreement on March 2, 2001, our wholly owned subsidiary, Charter Communications Ventures, LLC, received an equity interest in Digeo funded by Vulcan Ventures Incorporated’s contribution of approximately $21.2 million, which is subject to a priority return of capital to Vulcan up to the amount so funded. Vulcan also agreed to make, through January 24, 2004, certain additional contributions through Digeo Broadband Holdings, LLC to acquire Digeo equity in order to maintain Charter Venture’s pro rata interest in Digeo in the event of certain future Digeo equity financings by the founders of Digeo. These additional equity interests will also be subject to a priority return of capital to Vulcan up to the amount so contributed. In May, 2002, Vulcan contributed an additional $60 million to Digeo, Inc., $15 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan’s aforementioned priority return.

On September 27, 2001, Charter Communications, Inc. and Digeo amended the March 2001 carriage agreement. Pursuant to the amendment, Digeo Interactive, a subsidiary of Digeo, will provide the content for enhanced Wink interactive television services, known as Charter Interactive Channels (sometimes referred to as “i-channels”), to Charter Communications, Inc. In order to provide the i-channels, Digeo Interactive sublicensed certain Wink technologies to Charter Communications, Inc. Charter Communications, Inc. will share in the revenues generated by the i-channels. Currently, our digital customers who receive i-channels receive the service at no additional charge.

On September 28, 2002, Charter Communications, Inc. entered into an amendment to its Broadband Carriage Agreement with Digeo Interactive. This amendment supersedes the amendment previously entered into on September 27, 2001, and covers the development of future features to be included on the Basic iTV service provided by Digeo and Digeo’s development of an interactive “toolkit” to enable Charter Communications, Inc. to develop interactive local content. Furthermore, Charter Communications, Inc. may request that Digeo manage local content for a fee. The amendment provides for Charter Communications, Inc. to pay for development of the Basic iTV service as well as license fees for customers who receive the service, and for Charter Communications, Inc. and Digeo to split certain revenues earned from the service.

In 2002, we paid Digeo $3 million for customized development of the i-channels and the local content tool kit. We received no revenues under the Broadband Carriage Agreement in 2002.

We are now utilizing Digeo to develop an advanced broadband media center for our customers. The anticipated media center will include an integrated set-top terminal that includes a cable converter, an industry standard high speed cable modem, and a digital video recording (DVR/PVR) hard drive with connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras) and capable of networking in the home with PC’s and other computing devices. The DVR capability will enable customers to store video and audio files, and to pause, schedule, rewind and store television programs. We anticipate that TV-based Internet access will be a future enhancement to the media center rather than being launched as a separate product. We began an initial trial of the first version of its advanced media center in the third quarter of 2002 in St. Louis. The development and usage fees for the advanced media center have not yet been negotiated.

Messrs. Allen, Savoy and Vogel are directors of Digeo. Mr. Savoy serves on the compensation committee of Digeo. Each of Mr. Savoy and Mr. Vogel owns options to purchase 10,000 shares of Digeo common stock.

Other Miscellaneous Relationships

ADC Telecommunications Inc.

Charter Communications, Inc. and Charter Communications Holding Company purchase certain equipment for use in our business from ADC Telecommunications, which provides broadband access and network equipment. Mr. Wangberg serves as a director for ADC Telecommunications. For the year ended December 31, 2002, we have paid $759,600 to ADC under this arrangement.

HDNet and HDNet Movies Network

On January 10, 2003 we signed an agreement to carry two around-the-clock, high-definition networks, HDNet and HDNet Movies. HDNet Movies delivers a commercial-free schedule of full-length feature films converted from 35mm to high-definition, including titles from an extensive library of Warner Bros. Films. HDNet Movies will feature a mix of theatrical releases, made-for-TV movies, independent films and shorts. The HDNet channel features a variety of HDTV programming, including live sports, sitcoms, dramas, action series, documentaries, travel programs, music concerts and shows, special events, and news features including the popular HDNet World Report. HDNet also offers a selection of classic and recent television series, as a result of a recently announced transaction with Paramount. We believe that entities controlled by Mr. Cuban owned approximately 96.9% of HDNet as of December 31, 2002. As of December 31, 2002, Mark Cuban, co-founder and president of HDNet, owned approximately 5.3% equity interest in Charter Communications Inc.

Affiliate Leases and Agreements

David L. McCall, who served as Senior Vice President — Operations — Eastern Division during 2002, is a partner in a partnership that leases office space to us under a lease agreement which expires December 31, 2010. The partnership received approximately $117,600 pursuant to such lease and related agreements for the year ended December 31, 2002. In addition, during 2002 we paid approximately $644,800 for construction services to a construction company controlled by Mr. McCall’s brother under a construction agreement which expires December 31, 2003. We also paid $3 million during 2002 for construction services to a construction company controlled by Mr. McCall’s son under several agreements, the last of which expires January 31, 2004.

Companies controlled by Mr. Nathanson, a director of Charter Communications, Inc., leased certain warehouse space in Riverside, California, to our subsidiaries. For the year ended December 31, 2002, aggregate rent paid for the Riverside warehouse space was approximately $76,000, under a lease agreement which expired March 15, 2003.

Purchase of Certain Enstar Limited Partnership Systems; Management Fees

In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the cash purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P., and Enstar Income Program IV-3, L.P., serving in the aggregate approximately 21,600 customers, for a total cash sale price of approximately $48 million. In September 2002, Charter Communications Entertainment I, LLC purchased all of Enstar Income Program II-1, L.P.’s Illinois cable television systems, serving approximately 6,400 customers, for a cash sale price of $15 million. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is a general partner of the Enstar limited partnerships but does not exercise control over them. The purchase prices were allocated to assets acquired based on fair values, including $44 million assigned to franchises.

In addition, Enstar Cable Corporation, the manager of the Enstar limited partnerships through a management agreement, engaged Charter Communications Holding Company to manage the Enstar limited partnerships. Pursuant to the management agreement, Charter Communications Holding Company provides management services to the Enstar limited partnerships in exchange for management fees. The Enstar limited partnerships also purchase basic and premium programming for their systems at cost from Charter Communications Holding Company. For the year ended December 31, 2002, Charter Communications Holding Company earned $1 million by providing management services to the Enstar limited partnerships.

All of the executive officers of Charter Communications, Inc., Charter Communications Holding Company and Charter Holdings act as officers of Enstar Communications Corporation.

Indemnification Advances

     Pursuant to Charter Communications, Inc.’s Amended and Restated By-laws (and the employment agreements of certain of our current and former officers), Charter Communications, Inc. is obligated (subject to certain limitations) to indemnify and hold harmless, to the fullest extent permitted by law, any officer or director against all expense, liability and loss (including, among other things, attorneys’ fees) reasonably incurred or suffered by such officer or director as a result of the fact that he or she is a party or is threatened to be made a party or is otherwise involved in any action, suit or proceeding by reason of the fact that he or she is or was a director or an officer of Charter Communications, Inc. In addition, Charter Communications, Inc. is obligated to pay, as an advancement of its indemnification obligation, the expenses (including attorneys’ fees) incurred by any officer or director in defending any such action, suit or proceeding in advance of its final disposition, subject to an obligation to repay those amounts under certain circumstances. Pursuant to these indemnification arrangements and as an advancement of costs, Charter Communications, Inc. invoiced its insurance carrier an aggregate of $2.48 million, net of its $2.5 million deductible, for costs incurred by certain of its directors and current and former officers in connection with their defense of actions described herein in “Item 3. Legal Proceedings.” To the extent that the foregoing matters are not covered by insurance, Charter Holdings’ limited liability company agreement may require Charter Holdings to indemnify Charter Communications, Inc. and such directors and current and former officers in connection with such matters.

Intercompany Loans

     From time to time, there are intercompany borrowings and repayments between or among Charter Communications, Inc. and its subsidiaries and between or among its subsidiaries. For amounts borrowed, our practice is for the borrowing party to pay interest to the lending party based on the borrower’s cost of funds on its revolving credit facility, which is based on a spread over LIBOR. On occasion, indebtedness between companies has been forgiven in lieu of a contribution to capital. The average month-end outstanding principal balance of indebtedness owing by us to Charter Communications Holding Company during the year ended December 31, 2002 was $95 million. The total interest paid by us to Charter Communications Holding Company for indebtedness was $4 million for the year ended December 31, 2002, and accrued interest on such debt at December 31, 2002 was approximately $4 million.

PART IV

Item 14. Controls and Procedures

Within 90 days prior to the filing date of this report, management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Annual Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

In designing and evaluating the disclosure controls and procedures, Charter Communications, Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter Communications, Inc.’s management believes that its controls do provide such reasonable assurances.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

(3)	The index to the Exhibits is on page 107.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Charter Communications, Inc. and its subsidiaries on a consolidated basis.

     (b)  Reports on Form 8-K

With respect to any information furnished under Item 9 of any Report on Form 8-K listed below, the reference to such report in this Item 15(b) is not intended to, and shall not, cause such information to be deemed “filed” under the Exchange Act.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager

By: /s/ Carl E. Vogel

Carl E. Vogel
President and Chief Executive Officer

Date: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen Paul G. Allen	Chairman of the Board of Directors, Charter Communications, Inc.	April 15, 2003

/s/ Carl E. Vogel Carl E. Vogel	President, Chief Executive Officer, Director (Principal Executive Officer), Charter Communications, Inc., Charter Communications Holdings Capital Corporation	April 15, 2003

/s/ Steven A. Schumm Steven A. Schumm	Executive Vice President and Chief Administrative Officer and interim Chief Financial Officer (Principal Financial Officer)	April 15, 2003

/s/ Paul E. Martin Paul E. Martin	Senior Vice President and Controller (Principal Accounting Officer)	April 15, 2003

/s/ Marc B. Nathanson Marc B. Nathanson	Director, Charter Communications, Inc.	April 15, 2003

/s/ Ronald L. Nelson Ronald L. Nelson	Director, Charter Communications, Inc.	April 15, 2003

/s/ Nancy B. Peretsman Nancy B. Peretsman	Director, Charter Communications, Inc.	April 15, 2003

/s/ William D. Savoy William D. Savoy	Director, Charter Communications, Inc.	April 15, 2003

/s/ John H. Tory John H. Tory	Director, Charter Communications, Inc.	April 15, 2003

/s/ Larry W. Wangberg Larry W. Wangberg	Director, Charter Communications, Inc.	April 15, 2003

Certifications

I, Carl E. Vogel, certify that:

1.	I have reviewed this annual report on Form 10-K of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Carl E. Vogel
Carl E. Vogel
Chief Executive Officer

I, Steven A Schumm, certify that:

1.	I have reviewed this annual report on Form 10-K of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Steven A. Schumm
Steven A. Schumm
Chief Administrative Officer and
interim Chief Financial Officer

Exhibit Index

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description

2.1(a)	Purchase and Contribution Agreement, entered into as of June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Investment Partnership III L.P., TCID of Michigan, Inc. and TCI Bresnan LLC and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 2.11 to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887)).
2.1(b)	First Amendment to Purchase and Contribution Agreement dated as of February 14, 2000, by and among BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners, L.P., Blackstone Family Media III L.P. (as assignee of Blackstone Family Investment III, L.P.), TCID of Michigan, Inc., TCI Bresnan, LLC and Charter Communications Holding Company, LLC. (Incorporated by reference to Exhibit 2.11(a) to the current report on Form 8-K filed by Charter Communications, Inc. on February 29, 2000 (File No. 000-27927)).
2.2(a)	Asset Purchase Agreement, dated as of February 26, 2001, among Marcus Cable of Alabama, L.L.C., on the one hand, and TCI of Selma, Inc., TCI of Lee County, Inc., TCI Cablevision of Alabama, Inc., Alabama T.V. Cable, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(a) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).
2.2(b)	Reorganization Agreement, dated as of February 26, 2001, among Charter Communications, Inc., on the one hand, and TCI TKR of Alabama, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(b) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).
2.2(c)	Asset Purchase Agreement, dated as of February 26, 2001, among Falcon Cable Systems Company II, L.P., on the one hand, and AT&T Broadband, LLC, Communication Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc. and TCI Washington Associates, L.P., on the other hand (Incorporated by reference to Exhibit 2.14(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).
2.2(d)	Reorganization Agreement, dated as of February 26, 2001, among Charter Communications, Inc., on the one hand, and TCI Cablevision of Nevada, Inc. and TCI West, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(d) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).
2.2(e)	Asset Purchase Agreement, dated as of February 26, 2001, among Charter Communications, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC and Falcon Cable Media, on the one hand, and TCI Cable Partners of St. Louis, L.P. and TCI Cablevision of Missouri, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).
2.2(f)	Asset Purchase Agreement, dated as of February 26, 2001, among Charter Communications Entertainment I, LLC, on the one hand, and St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI Cablevision of Missouri, Inc., TCI of Illinois, Inc., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(f) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).
2.2(g)	Agreement Regarding Closing Matters, dated as of February 26, 2001, among Charter Communications, Inc., on behalf of itself, Marcus Cable of Alabama, L.L.C., Falcon Cable Systems Company II, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Cable Media, and Charter Communications Entertainment I, LLC, on the one hand, and AT&T Broadband, LLC, on behalf of itself, TCI TKR of Alabama, Inc., TCI of Selma, Inc., TCI of Lee County, TCI Cablevision of Alabama, Inc. and Alabama T.V. Cable, Inc., TCI Southeast, Inc., TCI

Exhibit	Description

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
2.2(h)	First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Marcus Cable of Alabama, L.L.C., on the one hand, and TCI of Selma, Inc., TCI of Lee County, Inc., TCI Cablevision of Alabama, Inc., Alabama T.V. Cable, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
2.2(i)	First Amendment to Reorganization Agreement, dated as of June 30, 2001, among Marcus Cable of Alabama, L.L.C., as assignee of Charter Communications, Inc., on the one hand, and TCI TKR of Alabama, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(b) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
2.2(j)	Assignment Letter Agreement, dated as of June 30, 2001, between Charter Communications, Inc. and Marcus Cable of Alabama, L.L.C. (Incorporated by reference to Exhibit 2.14(h) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 13, 2001 (File No. 333-65094)).
2.2(k)	First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Falcon Cable Systems Company II, L.P., on the one hand, and AT&T Broadband, LLC, Communication Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc. and TCI Washington Associates, L.P., on the other hand (Incorporated by reference to Exhibit 2.1(c) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
2.2(l)	First Amendment to Reorganization Agreement, dated as of June 30, 2001, among Falcon Cable Systems Company II, L.P., as assignee of Charter Communications, Inc., on the one hand, and TCI Cablevision of Nevada, Inc. and TCI West, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(d) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
2.2(m)	Assignment Letter Agreement, dated as of June 30, 2001, between Charter Communications, Inc. and Falcon Cable Systems Company II, L.P. (Incorporated by reference to Exhibit 2.14(i) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 13, 2001 (File No. 333-65094)).
2.2(n)	First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Charter Communications, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC and Falcon Cable Media, on the one hand, and TCI Cable Partners of St. Louis, L.P. and TCI Cablevision of Missouri, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(e) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
2.2(o)	First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Charter Communications Entertainment I, LLC, on the one hand, and St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI Cablevision of Missouri, Inc., TCI of Illinois, Inc., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(f) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
2.2(p)	First Amendment to Agreement Regarding Closing Matters, dated as of June 30, 2001, among Charter Communications, Inc., on behalf of itself, Marcus Cable of Alabama, L.L.C., Falcon Cable Systems Company II, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Cable Media, and Charter Communications Entertainment I, LLC, on the one hand, and AT&T Broadband, LLC, on behalf of itself, TCI TKR of Alabama, Inc., TCI of Selma, Inc., TCI of

Exhibit	Description

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
2.3(a)	Asset Purchase Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications Holding Company, LLC (including as Exhibit A, the Form of Voting Agreement, as Exhibit B, the form of Management Agreement, as Exhibit C, the form of License Agreement, and as Exhibit D, the Form of Billing Letter Agreement) (Incorporated by reference to Exhibit 10.1 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).
2.3(b)	Services and Management Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).
2.3(c)	License Agreement, dated as of September 28, 2001, between High Speed Access Corp., HSA International, Inc. and Charter Communications Holding Company, LLC. (Incorporated by reference to Exhibit 10.3 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).
2.3(d)	Stock Purchase Agreement, dated as of September 28, 2001, by and among Vulcan Ventures Incorporated and Charter Communications Holding Company, LLC. (Incorporated by reference to Exhibit 10.4 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).
2.3(e)	Voting Agreement, dated as of September 28, 2001, between High Speed Access Corp, Charter Communications Ventures, LLC, Vulcan Ventures Incorporated and certain directors party thereto (Incorporated by reference to Exhibit 10.5 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).
2.3(f)	Assignment and Consent, dated as of December 20, 2001, by and among Vulcan Ventures Incorporated, CC Systems, LLC and Charter Communications Holding Company, LLC. (Incorporated by reference to Exhibit 10.6 to Amendment No. 8 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on December 21, 2001 (File No. 005-56431)).
2.4(a)	Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (Incorporated by reference to Exhibit 2.1 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).
2.4(b)	Letter of Amendment, dated September 10, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (Incorporated by reference to Exhibit 2.1 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).
2.4(c)	Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems

Exhibit	Description

Venture, and Enstar Cable of Macoupin County (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Enstar Income Program IV-1, L.P. on April 22, 2002 (File No. 000-15705)).
2.5	Asset Purchase Agreement, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, and Enstar Income Program II-1, L.P. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed by Enstar Income Program II-1, L.P. on April 26, 2002 (File No. 000-14508)).
3.1	Certificate of Formation of Charter Communications Holdings, LLC (Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).
3.2	Amended and Restated Limited Liability Company Agreement of Charter Communications Holdings, LLC, dated as of October 30, 2001 (Incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K of Charter Communications Holdings, LLC and Charter Communications Holding Capital Corporation on March 29, 2002 (File No. 333-77499)).
3.3	Certificate of Incorporation of Charter Communications Holdings Capital Corporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499))
3.4(a)	By-laws of Charter Communications Holdings Capital Corporation (Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).
3.4(b)	Amendment to By-Laws of Charter Communications Holdings Capital Corporation, dated as of October 30, 2001 (Incorporated by reference to Exhibit 3.4(b) to the annual report on Form 10-K of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation on March 29, 2002 (File No. 333-77499)).
4.1	Indenture, dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the registration statement on Forms S-4 of Renaissance Media Group LLC, Renaissance Media (Tennessee) LLC, Renaissance Media (Louisiana) LLC and Renaissance Media Capital Corporation filed on June 12, 1998 (File No. 333-56679)).
4.2(a)	Indenture, dated as of December 10, 1998, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable LLC and Avalon Cable Holdings Finance, Inc., as issuers and The Bank of New York, as trustee for the Notes (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File Nos. 333-75415 and 333-75453)).
4.2(b)	Supplemental Indenture, dated as of March 26, 1999, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable LLC and Avalon Cable Holdings Finance, Inc., as issuers, Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as trustee for the Notes (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File No. 333-75415 and 333-75453)).
4.3	Indenture relating to the 8.250% Senior Notes due 2007, dated as of March 17, 1999, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.1(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).
4.4	Indenture relating to the 8.625% Senior Notes due 2009, dated as of March 17, 1999, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.2(a) to Amendment No. 2 to the

Exhibit	Description

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
4.12(b)	First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (Incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).
4.12(c)	Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust

Exhibit	Description

Company as Trustee governing 9.625% Senior Notes due 2009 (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).
4.13(a)	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011. (Incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).
4.13(b)	First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (Incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).
4.13(c)	Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).
4.14	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011. (Incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).
4.15(a)	Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (Incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).
4.15(b)	First Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (Incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).
10.1	Consulting Agreement, dated as of March 10, 1999, by and between Vulcan Northwest Inc., Charter Communications, Inc. (now called Charter Investment Inc.) and Charter Communications Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).
10.2	Letter Agreement, dated September 21, 1999, by and among Charter Communications, Inc., Charter Investment, Inc., Charter Communications Holding Company, Inc. and Vulcan Ventures Inc. (Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).
10.3	First Amended and Restated Mutual Services Agreement, dated as of December 21, 2000, by and between Charter Communications, Inc., Charter Investment, Inc. and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).
10.4	Form of Management Agreement, dated as of November 9, 1999, by and between Charter Communications Holding Company, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2(d) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

Exhibit	Description

10.5(a)	Amended and Restated Management Agreement, dated March 17, 1999, between Charter Communications Operating, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).
10.5(b)	Amendment dated November 8, 1999 to Amended and Restated Management Agreement, dated as of March 17, 1999, by and among Charter Investment, Inc., Charter Communications, Inc. and Charter Communications Operating, LLC (Incorporated by reference to Exhibit 10.5(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.5(c)	Second Amendment to Amended and Restated Management Agreement, dated as of March 17, 1999, as amended as of January 1, 2002, by and between Charter Communications Operating, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.8(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).
10.6	Management Agreement, dated as of November 12, 1999, by and between CC VI Operating Company, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2(d) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).
10.7	Management Agreement, dated as of November 12, 1999 by and between Falcon Cable Communications, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2(e) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).
10.8	Form of Exchange Agreement, dated as of November 12, 1999 by and among Charter Investment, Inc., Charter Communications, Inc., Vulcan Cable III Inc. and Paul G. Allen (Incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).
10.9	Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Media, III L.P. (as assignee of Blackstone Family Investment III L.P.), TCID of Michigan, Inc., and TCI Bresnan LLC (Incorporated by reference to Exhibit 10.40 to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 000-27927)).
10.10(a)+	Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).
10.10(b)+	Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications Holdings, LLC and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).
10.10(c)+	Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).
10.10(d)+	Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

Exhibit	Description

10.10(e)+	Amendment No. 3 to the Charter Communications 1999 Option Plan (Incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).
10.10(f)+	Amendment No. 4 to the Charter Communications 1999 Option Plan (Incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.11(a)+	Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).
10.11(b)+	Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.11(c)+	Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927).
10.11(d)+	Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (Incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).
10.11(e)+	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.11(f)+	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.12+	Agreement, dated as of September 24, 2001, by and between Jerald Kent and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
10.13(a)+	Letter Agreement, dated May 25, 1999, between Charter Communications, Inc. and Marc Nathanson (Incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).
10.13(b)+	Letter Agreement, dated March 27, 2000, between CC VII Holdings, LLC and Marc Nathanson, amending the Letter Agreement dated May 25, 1999 (Incorporated by reference to Exhibit 10.13(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.14+	Employment Agreement, dated as of September 28, 2001, by and between Kent D. Kalkwarf and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
10.15+	Employment Agreement, dated as of September 28, 2001, by and between David G. Barford and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
10.16+	Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
10.17+	Employment Agreement, dated as of October 18 2001, by and between Stephen E. Silva and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

Exhibit	Description

10.18+	Employment Agreement, dated as of October 30, 2001, by and between David L. McCall and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
10.19+	Employment offer letter dated December 3, 2002, by and between Charter Communications, Inc. and Margaret Bellville (Incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.20+	Employment Agreement, dated as of October 30, 2001, by and between James H. Smith, III and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
10.21(a)	Credit Agreement, among Charter Communications Operating, LLC and certain lenders and agents named therein, dated as of March 18, 1999, (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).
10.21(b)	First Amendment to Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings LLC and certain lenders and agents named therein, dated as of June 28, 1999 (Incorporated by reference to Exhibit 10.1(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).
10.21(c)	Second Amendment to Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings LLC and certain lenders and agents named therein dated as of December 14, 1999 (Incorporated by reference to Exhibit 10.1(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).
10.21(d)	Third Amendment to Credit Agreement, among Charter Communications Operating, LLC, Charter Communications, LLC and certain lenders and agents named therein, dated as of March 18, 2000 (Incorporated by reference to Exhibit 10.1(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).
10.21(e)	Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and certain lenders and agents named therein, dated as of March 18, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No. 000-27927)).
10.22(a)	Form of Credit Agreement, among Falcon Cable Communications, LLC, certain guarantors and several financial institutions or entities named therein, dated as of June 30, 1998, as amended and restated as of November 12, 1999, (Incorporated by reference to Exhibit 10.36 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).
10.22(b)	Credit Agreement, dated as of June 30, 1998, as amended and restated as of November 12, 1999, as further amended and restated as of September 26, 2001, among Falcon Cable Communications, LLC, certain guarantors, and several financial institutions or entities named therein. (Incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
10.23(a)	Amended and Restated Credit Agreement dated as of February 2, 1999, as amended and restated as of February 14, 2000 by and among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein (Incorporated by reference to Exhibit 10.18(a) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

Exhibit	Description

10.23(b)	Second Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein, dated as of February 2, 1999, as amended and restated as of January 2, 2001 (Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K filed by Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation on April 2, 2001 (File No. 333-77499)).
10.23(c)	Third Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and certain lenders and agents named therein, dated as of February 2, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No. 000-27927)).
10.24	Credit Agreement, among CC VI Holdings, LLC, CC VI Operating Company, LLC and several financial institutions or entities named therein, dated as of November 12, 1999, (Incorporated by reference to Exhibit 10.41 to the report on Form 8-K of Charter Communications, Inc. filed on November 29, 1999 (File No. 000-27927)).
10.25	Commitment Letter, dated February 26, 2001, by and among Goldman Sachs Credit Partners, L.P. and Morgan Stanley Senior Funding, Inc., on the one hand, and Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, on the other hand (Incorporated by reference to Exhibit 10.24 to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).
10.26	Amended and Restated Limited Liability Company Agreement for Charter Communications Holding Company, LLC made as of August 31, 2001 (Incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
10.27	Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of March 31, 2003 (Incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.28	Commitment Letter, dated April 14, 2003, from Vulcan Inc. to Charter Communications VII, LLC (Incorporated by reference to Exhibit 10.28 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.29	Certificate of Designation of Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. and related Certificate of Correction of Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).
10.30	Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).
10.31	Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. Filed May 10, 2001 (Incorporated by reference to Exhibit 3.1(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).
10.32	Indenture relating to 5.75% Convertible Senior Notes due 2005, dated as of October 25, 2000, among Charter Communications, Inc. and BNY Midwest Trust Company as trustee (Incorporated by reference to Exhibit 10.35 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2000 (File No. 000-27927)).
10.33	Indenture dated May 30, 2001 between Charter Communications, Inc. and BNY Midwest Trust Company as Trustee governing 4.75% Convertible Senior Notes due 2006 (Incorporated by reference to Exhibit 4.1(b) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).
14.1	Code of Conduct adopted January 28, 2003 (Incorporated by reference to Exhibit 14.1 to the

Exhibit	Description

annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
21.1**	Subsidiaries of Charter Communications Holdings, LLC
99.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
99.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

**	Document Attached

+	Management compensatory plan or arrangement

Independent Auditors’ Report

To the Board of Directors
Charter Communications Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Charter Communications Holdings, LLC and subsidiaries as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Holdings, LLC and subsidiaries as of December 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in member’s equity and cash flows for the years then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

St. Louis, Missouri
April 14, 2003

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(dollars in millions)

	December 31,

	2002	2001	2000

		(restated)	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$310	$2	$131
Accounts receivable, less allowance for doubtful accounts of $19, $33 and $12, respectively	253	275	209
Receivables from related party	50	13	4
Prepaid expenses and other current assets	40	67	82

Total current assets	653	357	426

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $2,550, $1,887 and $1,146, respectively	7,460	6,721	4,792
Franchises, net of accumulated amortization of $3,452, $3,441 and $2,000, respectively	13,727	18,911	18,835

Total investment in cable properties, net	21,187	25,632	23,627

OTHER ASSETS	316	231	237

Total assets	$22,156	$26,220	$24,290

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,310	$1,282	$1,333
Payables to related party	73	189	—

Total current liabilities	1,383	1,471	1,333

LONG-TERM DEBT	17,288	14,960	12,311

DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14	14

OTHER LONG-TERM LIABILITIES	897	998	835

MINORITY INTEREST	668	655	641

MEMBER’S EQUITY:
Member’s equity	2,011	8,162	9,156
Accumulated other comprehensive loss	(105)	(40)	—

Total member’s equity	1,906	8,122	9,156

Total liabilities and member’s equity	$22,156	$26,220	$24,290

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

		(restated)	(restated)
REVENUES	$4,566	$3,807	$3,141
COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	1,804	1,480	1,185
Selling, general and administrative	966	832	608
Depreciation and amortization	1,437	2,682	2,387
Impairment of franchises	4,638	—	—
Option compensation expense, net	5	(5)	38
Special charges	36	18	—

	8,886	5,007	4,218

Loss from operations	(4,320)	(1,200)	(1,077)
OTHER INCOME (EXPENSE):
Interest expense, net	(1,428)	(1,250)	(1,048)
Loss on equity investments	—	(49)	(11)
Other, net	(114)	(64)	5

	(1,542)	(1,363)	(1,054)

Loss before minority interest, income taxes and cumulative effect of accounting change	(5,862)	(2,563)	(2,131)
MINORITY INTEREST	(13)	(13)	(11)

Loss before income taxes and cumulative effect of accounting change	(5,875)	(2,576)	(2,142)
INCOME TAX BENEFIT	248	27	24

Loss before cumulative effect of accounting change	(5,627)	(2,549)	(2,118)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(572)	(24)	—

Net loss	$(6,199)	$(2,573)	$(2,118)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member’s
	Equity	Income (Loss)	Equity

BALANCE, December 31, 1999	$8,046	$2	$8,048
Capital contribution	3,216	—	3,216
Distributions to parent company	(26)	—	(26)
Option compensation expense (restated)	38	—	38
Net loss (restated)	(2,118)	—	(2,118)
Unrealized loss on marketable securities available for sale	—	(2)	(2)

BALANCE, December 31, 2000 (restated)	9,156	—	9,156
Capital contribution	1,681	—	1,681
Distributions to parent company	(97)	—	(97)
Changes in fair value of interest rate agreements	—	(39)	(39)
Option compensation income (restated)	(5)	—	(5)
Net loss (restated)	(2,573)	—	(2,573)
Unrealized loss on marketable securities available for sale	—	(1)	(1)

BALANCE, December 31, 2001 (restated)	8,162	(40)	8,122
Capital contribution	95	—	95
Distributions to parent company	(52)	—	(52)
Changes in fair value of interest rate agreements	—	(65)	(65)
Option compensation expense	5	—	5
Net loss	(6,199)	—	(6,199)

BALANCE, December 31, 2002	$2,011	$(105)	$1,906

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,199)	$(2,573)	$(2,118)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	13	13	11
Depreciation and amortization	1,437	2,682	2,387
Impairment of franchises	4,638	—	—
Option compensation expense, net	5	(5)	38
Noncash interest expense	387	288	174
Loss on equity investments	—	49	11
Loss on derivative instruments and hedging activities, net	115	50	—
Deferred income taxes	(248)	(27)	(24)
Cumulative effect of accounting change	572	24	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	18	(62)	(130)
Prepaid expenses and other current assets	19	(17)	(2)
Accounts payable and accrued expenses	62	122	761
Receivables from and payables to related party, including deferred management fees	(79)	(37)	(277)
Other operating activities	1	9	(7)

Net cash flows from operating activities	741	516	824

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of property, plant and equipment	(2,144)	(2,898)	(2,495)
Payments for acquisitions, net of cash acquired	(140)	(1,710)	(101)
Purchases of investments	(10)	(10)	(47)
Other investing activities	2	(14)	38

Net cash flows from investing activities	(2,292)	(4,632)	(2,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	4,107	6,675	6,715
Repayments of long-term debt	(2,135)	(4,290)	(4,500)
Repayments to related party	(116)	189	(1,079)
Payments for debt issuance costs	(40)	(69)	(63)
Capital contributions	95	1,579	751
Distributions	(52)	(97)	(26)

Net cash flows from financing activities	1,859	3,987	1,798

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	308	(129)	17
CASH AND CASH EQUIVALENTS, beginning of period	2	131	114

CASH AND CASH EQUIVALENTS, end of period	$310	$2	$131

CASH PAID FOR INTEREST	$1,033	$941	$792

NONCASH TRANSACTIONS:
Issuance of preferred equity in a subsidiary as payment for acquisition	$—	$—	$629
Exchange of assets for acquisition	—	25	—
Transfer of equity interests to the Company	—	102	2,465

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

1.	Organization

Charter Communications Holdings, LLC (Charter Holdings) is a holding company whose primary assets at December 31, 2002 are equity interests in its cable operating subsidiaries. Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC (Charter Holdco), which is a subsidiary of Charter Communications, Inc. (Charter). The consolidated financial statements include the accounts of Charter Holdings and all of its direct and indirect subsidiaries. Charter Holdings and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany transactions and balances have been eliminated in consolidation. The Company owns and operates cable systems that provide a full range of traditional analog television services to the home, along with advanced broadband services, including television on an advanced digital programming platform and high-speed Internet access. The Company also provides commercial high-speed data, video, telephony and Internet services as well as advertising sales and production services.

2.	Liquidity and Capital Resources

The Company has incurred losses from operations of $4.3 billion, $1.2 billion and $1.1 billion in 2002, 2001 and 2000, respectively. The Company’s net cash flows from operating activities were $741 million, $516 million and $824 million for the years ending December 31, 2002, 2001 and 2000, respectively. In addition, the Company has required significant cash to fund capital expenditures, debt service costs and ongoing operations. Historically the Company has funded liquidity and capital requirements through cash flows from operations, borrowing under the credit facilities of the Company’s subsidiaries, equity contributions from Charter Holdco and by issuances of debt securities. The mix of funding sources changes from period to period, but for the year ended December 31, 2002, approximately 69% of the Company’s funding requirements were from cash flows from operations, 16% was from borrowings under the credit facilities of the Company’s subsidiaries, 1% from equity contributions from Charter Holdco and 14% was for the issuance of debt by the Company’s subsidiaries.

The Company expects that cash on hand, cash flows from operations and the funds available under the bank facilities and borrowings under the Vulcan Inc. commitment described in Note 10 will be adequate to meet its 2003 cash needs. However, the bank facilities are subject to certain restrictive covenants, portions of which are subject to the operating results of the Company’s subsidiaries. The Company’s 2003 operating plan maintains compliance with these covenants. If the Company’s actual operating results do not maintain compliance with these covenants, or if other events of noncompliance occur, funding under the bank facilities may not be available and defaults on some or potentially all debt obligations could occur. In addition, no assurances can be given that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events or if the Company does not obtain sufficient additional financing on a timely basis. The Company has arranged additional availability as described in Note 10.

The Company’s long-term financing structure as of December 31, 2002 includes $7.8 billion of credit facility debt and $9.5 billion of high-yield debt. Approximately $236 million of this financing matures during 2003. Note 10 discusses the Company’s current availability and long-term obligations, interest obligations and provides a schedule of maturity.

3.	Restatements of Consolidated Financial Results

The Company has identified a series of adjustments that have resulted in the restatement of the previously issued financial statements for the years ended December 31, 2001 and 2000. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments reduced revenue for the years ended December 31, 2001 and 2000 by $146 million and $108 million, respectively. The Company’s consolidated net loss decreased by $21 million for the year ended December 31, 2001. Net loss increased by $70 million for the year ended December 31, 2000, primarily due to adjustments related to the original accounting for acquisitions and for elements of the rebuild and upgrade activities. In addition, as a result of certain of these

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

adjustments, the Company’s statements of cash flows have been restated. Cash flows from operations for the years ended December 31, 2001 and 2000 were reduced by $21 million and $302 million, respectively. The more significant categories of adjustment relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue $118 million and $76 million for the years ended December 31, 2001 and 2000, respectively. Additionally, for the year ended December 31, 2000, the Company increased marketing expense by $24 million for other promotional activities associated with launching new programming services previously deferred and subsequently amortized. The corresponding amortization of such deferred amounts reduced programming expenses by $27 million and $5 million for the years ended December 31, 2001 and 2000, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues in the period such inducements were paid. Revenues declined $19 million and $2 million for the years ended December 31, 2001 and 2000, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as other assets as part of the Company’s rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $93 million and $52 million for the years ended December 31, 2001 and 2000, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in 2000, 2001 and portions of 2002. The costs of these campaigns were originally deferred and recorded as property, plant and equipment and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $59 million and $4 million and for the years ended December 31, 2001 and 2000, respectively. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, the Company initiated a three-year program to replace and upgrade a substantial portion of its network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that $1 billion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment is a reduction to property, plant and equipment and increased franchise costs of approximately $627 million as a result of this finding. In addition, the depreciation period for the replacement assets was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense $330 million and $119 million in the years ending 2001 and 2000, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $0.6 billion and to member’s equity of $0.8 billion. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of the Company’s rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by approximately $627 million with a resulting increase in amortization expense for the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

years restated. Such adjustments increased amortization expense by $130 million and $121 million, respectively, for the years ended December 31, 2001 and 2000.

Other Adjustments. In addition to the items described above, reductions to 2000 revenues include the reversal of certain advertising revenues from equipment vendors. Other adjustments of expenses include expensing certain marketing and customer acquisition costs previously charged against purchase accounting reserves, certain tax reclassifications from tax expense to operating costs, reclassifying management fee revenue from a joint venture to offset losses from investments and adjustments to option compensation expense. The net impact of these adjustments to net loss is an increase of $87 million and a decrease of $25 million, respectively, for the years ended December 31, 2001 and 2000.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

The following table sets forth the consolidated balance sheet for the Company, showing previously reported and restated amounts, as of December 31, 2001 (in millions):

	As previously
	reported	As restated

CURRENT ASSETS:
Cash and cash equivalents	$2	$2
Accounts receivable, net	273	275
Receivables from related parties	17	13
Prepaid expenses and other current assets	67	67

Total current assets	359	357

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	6,957	6,721
Franchises, net	17,139	18,911

Total investment in cable properties, net	24,096	25,632

OTHER ASSETS	268	231

Total assets	$24,723	$26,220

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,272	$1,282
Payables to related party	189	189

Total current liabilities	1,461	1,471

LONG-TERM DEBT	14,960	14,960

DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	328	998

MINORITY INTEREST	676	655

MEMBER’S EQUITY:
Member’s equity	7,323	8,162
Accumulated other comprehensive loss	(39)	(40)

Total member’s equity	7,284	8,122

Total liabilities and member’s equity	$24,723	$26,220

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

The following table sets forth the consolidated statement of operations for the Company, showing previously reported and restated amounts, for the year ended December 31, 2001 (in millions):

	As previously
	reported	As restated

REVENUES	$3,953	$3,807

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	1,326	1,480
Selling, general and administrative	841	832
Depreciation and amortization	3,010	2,682
Option compensation expense, net	(52)	(5)
Special charges	18	18

	5,143	5,007

Loss from operations	(1,190)	(1,200)
OTHER INCOME (EXPENSE):
Interest expense, net	(1,251)	(1,250)
Loss on equity investments	(49)	(49)
Other, net	(91)	(64)

	(1,391)	(1,363)

Loss before minority interest, income taxes and cumulative effect of accounting change	(2,581)	(2,563)
MINORITY INTEREST	(13)	(13)

Loss before income taxes and cumulative effect of accounting change	(2,594)	(2,576)
INCOME TAX BENEFIT	—	27

Loss before cumulative effect of accounting change	(2,594)	(2,549)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(24)

Net loss	$(2,594)	$(2,573)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

The following table sets forth the consolidated balance sheet for the Company, showing previously reported and restated amounts, as of December 31, 2000 (in millions):

	As previously
	reported	As restated

CURRENT ASSETS:
Cash and cash equivalents	$131	$131
Accounts receivable, net	218	209
Receivables from related parties	13	4
Prepaid expenses and other current assets	72	82

Total current assets	434	426

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	5,230	4,792
Franchises, net	17,069	18,835

Total investment in cable properties, net	22,299	23,627

OTHER ASSETS	249	237

Total assets	$22,982	$24,290

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,358	$1,333

Total current liabilities	1,358	1,333

LONG-TERM DEBT	12,311	12,311

DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	274	835

MINORITY INTEREST	641	641

MEMBER’S EQUITY:
Member’s equity	8,384	9,156
Accumulated other comprehensive loss	—	—

Total member’s equity	8,384	9,156

Total liabilities and member’s equity	$22,982	$24,290

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

The following table sets forth the consolidated statement of operations for the Company, showing previously reported and restated amounts, for the year ended December 31, 2000 (in millions):

	As previously
	reported	As restated

REVENUES	$3,249	$3,141

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	1,035	1,185
Selling, general and administrative	671	608
Depreciation and amortization	2,463	2,387
Option compensation expense, net	41	38

	4,210	4,218

Loss from operations	(961)	(1,077)
OTHER INCOME (EXPENSE):
Interest expense, net	(1,059)	(1,048)
Loss on equity investments	(11)	(11)
Other, net	(6)	5

	(1,076)	(1,054)

Loss before minority interest and income taxes	(2,037)	(2,131)
MINORITY INTEREST	(11)	(11)

Loss before income taxes	(2,048)	(2,142)
INCOME TAX BENEFIT	—	24

Net loss	$(2,048)	$(2,118)

The following table sets forth selected consolidated statements of cash flows information for the Company, showing previously reported and restated amounts, for the years ended December 31, 2001 and 2000 (in millions):

	2001		2000

	As		As
	previously	As	previously	As
	reported	restated	reported	restated

Net cash from operating activities	$537	$516	$1,126	$824
Net cash from investing activities	(4,644)	(4,632)	(2,908)	(2,605)
Net cash from financing activities	$3,978	$3,987	$1,798	$1,798

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

4.	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Charter Holdings and all of its direct and indirect subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. All amounts presented for 2000 and 2001 in the financial statements and accompanying notes have been adjusted to reflect the restated results in Note 3.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant judgments and estimates include capitalization of labor and overhead costs, depreciation and amortization costs, impairments of property, plant and equipment, franchises and goodwill, income taxes and other contingencies. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including all material labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. These indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. Overhead costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-15 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Franchises

Franchise rights acquired through the purchase of cable systems represent management’s estimate of fair value at the date of acquisition and generally are reviewed to determine if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (SFAS) No. 142. On January 1, 2002, the Company

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (See Note 8). Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Prior to the adoption of SFAS No. 142, costs incurred in obtaining and renewing cable franchises were deferred and amortized using the straight-line method over a period of 15 years. Franchise rights acquired through the purchase of cable systems were generally amortized using the straight-line method over a period of 15 years. The period of 15 years was management’s best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed but not indefinitely. The Company evaluated the recoverability of franchises for impairment when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Because substantially all of the Company’s franchise rights have been acquired in the past several years, at the time of acquisition management believed the Company did not have sufficient experience with the local franchise authorities to conclude that renewals of franchises could be accomplished indefinitely.

The Company believes that facts and circumstances have changed to enable it to conclude that substantially all of its franchises will be renewed indefinitely, with those franchises where technological or operational factors limit their lives continuing to be amortized. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude substantially all franchises will be renewed indefinitely.

Other Assets

Other assets primarily include goodwill, deferred financing costs and investments in equity securities. Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2002, 2001 and 2000, other assets include $205 million, $196 million and $149 million of deferred financing costs, net of accumulated amortization of $91 million, $60 million and $34 million, respectively.

Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Charter recognizes losses for any decline in value considered to be other than temporary. Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive income or loss.

The following summarizes investment information as of and for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Carrying Value at			Gain (loss) for the Year Ended
	December 31,			December 31,

	2002	2001	2000	2002	2001	2000

Equity investments, under the cost method	$17	$10	$8	$—	$(5)	$—
Equity investments, under the equity method	14	12	48	(2)	(42)	(11)
Marketable securities, at market value	—	2	7	2	(3)	2

	$31	$24	$63	$—	$(50)	$(13)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of property, plant and equipment, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of property, plant and equipment occurred in 2002, 2001 and 2000.

Derivative Financial Instruments

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of the Company’s subsidiaries. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Interest rate collar agreements are used to limit exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. The Company does not hold or issue any derivative financial instruments for trading purposes.

Revenue Recognition

Revenues from analog, digital and high-speed data services are recognized when the related services are provided. Advertising sales are recognized in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses, respectively.

Programming Costs

The Company has various contracts to obtain analog, digital and premium programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Additionally, certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these upfront payments related to the promotion and activation of the programmer’s cable television channel and defers recognition of the launch incentives over the life of the programming agreement as an offset to programming expense. This offset to programming expense was $57 million, $35 million and $4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company recorded $1.2 billion, $951 million and $763 million of programming costs for the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, 2001 and 2000, the deferred amount of launch incentives, included in other long-term liabilities, totaled $210 million, $215 million and $126 million, respectively.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

Advertising Costs

Advertising costs, including advertising associated with the launch of cable channels, are generally expensed as costs are incurred. Advertising expense was $74 million, $52 million and $60 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions will result in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted. Had the Company adopted SFAS No. 123 as of January 1, 2002, using the prospective method, option compensation expense for the year ended December 31, 2002 would have been approximately $20 million.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the years presented:

	Year Ended December 31,

	2002	2001	2000

Net loss (in millions):	$(6,199)	$(2,573)	$(2,118)
Pro forma	(6,299)	(2,678)	(2,152)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2002, 2001 and 2000, respectively: risk-free interest rates of 3.6%, 4.7%, and 6.5%; expected volatility of 64.2%, 56.2% and 43.8%; and expected lives of 3.3 years, 3.7 years and 3.5 years, respectively. The valuations assume no dividends are paid.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 19).

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

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

Segments

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of distinct geographic regional and divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its geographic divisional operations. Each geographic and divisional service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic regional and divisional operating segments has similar economic characteristics. Accordingly, management has determined that the Company has one reportable segment, broadband services.

5.	Acquisitions

On February 28, 2002, CC Systems, LLC, a subsidiary of the Company, and High Speed Access Corp. (HSA) closed the Company’s acquisition from HSA of the contracts and associated assets, and assumed related liabilities, that served certain of the Company’s high-speed data customers. At closing, the Company paid $78 million in cash and delivered 37,000 shares of HSA’s Series D convertible preferred stock and all the warrants to buy HSA common stock owned by the Company. An additional $2 million of purchase price was retained to secure indemnity claims. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values as determined in the fourth quarter of 2002 by a third-party valuation expert, including $8 million assigned to intangible assets and amortized over an average useful life of three years and $54 million assigned to goodwill. The finalization of the purchase price did not have a material effect on amortization expense previously reported. During the period from 1997 to 2000, certain subsidiaries of the Company entered into Internet-access related service agreements with HSA, and both Vulcan Ventures and certain of the Company’s subsidiaries made equity investments in HSA. (See Note 23 for additional information).

In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 (unaudited) customers, for a total cash purchase price of $48 million. In September 2002, Charter Communications Entertainment I, LLC purchased all of Enstar Income Program II-1, L.P.’s Illinois cable television systems, serving approximately 6,400 (unaudited) customers, for a cash purchase price of $15 million. Enstar Communications Corporation, a direct subsidiary of Charter Holdco, is a general partner of the Enstar limited partnerships but does not exercise control over them. The purchase prices were allocated to assets acquired based on fair values, including $41 million assigned to franchises and $4 million assigned to customer relationships amortized over a useful life of three years.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

During the second and third quarters in 2001, the Company acquired cable systems in two separate transactions. In connection with the acquisitions, the Company paid aggregate cash consideration of $1.8 billion, transferred a cable system valued at $25 million, issued 505,664 shares of Charter Series A Convertible Redeemable Preferred Stock valued at $51 million, and in the first quarter of 2003 issued 39,595 additional shares of Series A Convertible Redeemable Preferred Stock to certain sellers subject to certain holdback provisions of the acquisition agreement valued at $4 million. The purchase prices were allocated to assets acquired and liabilities assumed based on fair values, including amounts assigned to franchises of $1.5 billion.

During 2000, the Company acquired cable systems in five separate transactions for an aggregate purchase price of $1.2 billion, net of cash acquired, excluding debt assumed of $963 million. In connection with the acquisitions, Charter issued shares of Class A common stock valued at approximately $178 million, and Charter Holdco and an indirect subsidiary of Charter Holdco issued equity interests totaling $385 million and $629 million, respectively. The purchase prices were allocated to assets and liabilities assumed based on relative fair values, including amounts assigned to franchises of $3.3 billion.

The transactions described above were accounted for using the purchase method of accounting, and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from their respective dates of acquisition. The purchase prices were allocated to assets acquired and liabilities assumed based on fair values.

The summarized operating results of the Company that follow are presented on a pro forma basis as if the following had occurred on January 1, 2000: all acquisitions and dispositions completed during 2000 and 2001; the issuance of Charter Holdings senior notes and senior discount notes in January 2002 and 2001; the issuance of Charter Holdings senior notes and senior discount notes in May 2001; and the issuance of and sale by Charter of convertible senior notes and Class A common stock in May 2001. Adjustments have been made to give effect to amortization of franchises acquired prior to July 1, 2001, interest expense, minority interest, and certain other adjustments. Pro forma results for the year ended December 31, 2002 would not differ significantly from historical results.

	Year Ended December 31,

	2001	2000

	(in millions, except per share data)
Revenues	$3,969	$3,501
Loss from operations	(1,200)	(1,110)
Net loss	(2,645)	(2,304)

The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

6.	Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in millions):

	Year Ended December 31,

	2002	2001	2000

Balance, beginning of year	$33	$12	$11
Acquisitions of cable systems	—	1	1
Charged to expense	108	95	46
Uncollected balances written off, net of recoveries	(122)	(75)	(46)

Balance, end of year	$19	$33	$12

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000

Cable distribution systems	$8,910	$7,848	$5,290
Land, buildings and leasehold improvements	521	446	282
Vehicles and equipment	579	314	366

	10,010	8,608	5,938
Less: accumulated depreciation	(2,550)	(1,887)	(1,146)

	$7,460	$6,721	$4,792

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s upgrade program, could materially affect future depreciation expense.

For the years ended December 31, 2002, 2001 and 2000, depreciation expense was $1.4 billion, $1.2 billion, and $1.0 billion, respectively.

8.	Franchises and Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of the Company’s cable systems, which management believes represents the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. As a result, the Company determined that franchises were impaired and recorded the cumulative effect of a change in accounting principle of $572 million. The effect of adoption was to increase net loss by $572 million. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

The Company performed its annual impairment assessment on October 1, 2002 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002 and requires the consideration of assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset. Revised earnings forecasts and the methodology required by SFAS No. 142 which excludes certain intangibles led to recognition of a $4.6 billion impairment in the fourth quarter of 2002.

The independent third-party appraiser’s valuation as of October 1, 2002 yielded an enterprise value of approximately $25 billion, which included $3 billion assigned to customer relationships. SFAS No. 142 does not permit the recognition of the customer relationship asset not previously recognized. Accordingly, the analysis of the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

impairment could not include approximately $373 million and $2.9 billion attributable to customer relationship values as of January 1, 2002 and October 1, 2002, respectively.

In determining whether its franchises have an indefinite life, the Company considered the exclusivity of the franchise, its expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not the Company is in compliance with any technology upgrading requirements. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs will be amortized on a straight-line basis over 10 years.

The effect of the adoption of SFAS No. 142 as of December 31, 2002 and 2001 is presented in the following table (in millions):

	December 31,

	2002			2001			2000

	Gross		Net	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises with indefinite lives	$17,076	$3,428	$13,648	$22,255	$3,428	$18,827	$20,742	$2,000	$18,742
Goodwill	54	—	54	—	—	—	—	—	—

	$17,130	$3,428	$13,702	$22,255	$3,428	$18,827	$20,742	$2,000	$18,742

Finite-lived intangible assets:
Franchises with finite lives	$103	$24	$79	$99	$15	$84	$99	$6	$93

Franchise amortization expense for the year ended December 31, 2002 was $9 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $8 million. Franchise amortization expense for the years ended December 31, 2001 and 2000 was $1.4 billion and $1.4 billion, respectively.

As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the year ended December 31, 2002, 2001 and 2000, as if SFAS No. 142 had been adopted as of January 1, 2000, is presented below (in millions):

	Year ended December 31,

	2002	2001	2000

NET LOSS:
Reported net loss	$(6,199)	$(2,573)	$(2,118)
Add back: amortization of indefinite-lived franchises	—	1,453	1,341

Adjusted net loss	$(6,199)	$(1,120)	$(777)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

9.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000

Accounts payable	$287	$292	$364
Capital expenditures	134	182	285
Accrued interest	234	220	189
Programming costs	237	191	173
Accrued general and administrative	91	156	125
Franchise fees	68	62	53
State sales tax	67	52	29
Other accrued expenses	192	127	115

	$1,310	$1,282	$1,333

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

10.     Long-Term Debt

Long-term debt consists of the following as of December 31, 2002, 2001 and 2000 (in millions):

	2002		2001		2000

	Face	Accreted	Face	Accreted	Face	Accreted
	Value	Value	Value	Value	Value	Value

Long-Term Debt
Charter Holdings:
March 1999
8.250% senior notes due 2007	$600	$599	$600	$599	$600	$599
8.625% senior notes due 2009	1,500	1,497	1,500	1,497	1,500	1,496
9.920% senior discount notes due 2011	1,475	1,307	1,475	1,187	1,475	1,077
January 2000
10.000% senior notes due 2009	675	675	675	675	675	675
10.250% senior notes due 2010	325	325	325	325	325	325
11.750% senior discount notes due 2010	532	421	532	376	532	335
January 2001
10.750% senior notes due 2009	900	900	900	899	—	—
11.125% senior notes due 2011	500	500	500	500	—	—
13.500% senior discount notes due 2011	675	454	675	398	—	—
May 2001
9.625% senior notes due 2009	350	350	350	350	—	—
10.000% senior notes due 2011	575	575	575	575	—	—
11.750% senior discount notes due 2011	1,018	693	1,018	618	—	—
January 2002
9.625% senior notes due 2009	350	348	—	—	—	—
10.000% senior notes due 2011	300	298	—	—	—	—
12.125% senior discount notes due 2012	450	280	—	—	—	—
Senior bridge loan facility	—	—	—	—	273	273
Renaissance:
10.00% senior discount notes due 2008	114	113	114	104	114	95
CC V Holdings:
11.875% senior discount notes due 2008	180	163	180	146	180	132
Other long-term debt	1	1	1	1	2	2
Credit Facilities
Charter Operating	4,542	4,542	4,145	4,145	4,432	4,432
CC Michigan, LLC and CC New England, LLC (Avalon)	—	—	—	—	213	213
CC VI	926	926	901	901	895	895
Falcon Cable	1,155	1,155	582	582	1,050	1,050
CC VIII Operating	1,166	1,166	1,082	1,082	712	712

	$18,309	$17,288	$16,130	$14,960	$12,978	$12,311

The accreted values presented above represent the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

March 1999 Charter Holdings Notes. In March 1999, Charter Holdings and Charter Communications Holdings Capital Corporation (“Charter Capital”) (collectively, the “Issuers”) issued $3.6 billion principal amount of senior notes. The March 1999 Charter Holdings notes consisted of $600 million in aggregate principal amount of 8.250% senior notes due 2007, $1.5 billion in aggregate principal amount of 8.625% senior notes due 2009, and $1.5 billion in aggregate principal amount at maturity of 9.920% senior discount notes due 2011. The net proceeds of approximately $2.9 billion, combined with the borrowings under the Company’s credit facilities, were used to consummate tender offers for publicly held debt of several of the Company’s subsidiaries, as described below, to refinance borrowings under the Company’s previous credit facilities, for working capital purposes and to finance acquisitions.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

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

January 2000 Charter Holdings Notes. In January 2000, Charter Holdings and Charter Capital issued $1.5 billion principal amount of senior notes. The January 2000 Charter Holdings notes consisted of $675 million in aggregate principal amount of 10.000% senior notes due 2009, $325 million in aggregate principal amount of 10.250% senior notes due 2010, and $532 million in aggregate principal amount at maturity of 11.750% senior discount notes due 2010. The net proceeds of approximately $1.25 billion were used to consummate change of control offers for certain of the Falcon, Avalon and Bresnan notes and debentures.

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

January 2001 Charter Holdings Notes. In January 2001, Charter Holdings and Charter Capital issued $2.1 billion in aggregate principal amount of senior notes. The January 2001 Charter Holdings notes consisted of $900 million in aggregate principal amount of 10.750% senior notes due 2009, $500 million in aggregate principal amount of 11.125% senior notes due 2011 and $675 million in aggregate principal amount at maturity of 13.500% senior discount notes due 2011. The net proceeds of approximately $1.72 billion were used to repay all remaining amounts then outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI revolving credit facility and a portion of the amounts then outstanding under the Charter Operating and CC VII revolving credit facilities and for general corporate purposes.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

and July 15 beginning July 15, 2006, until maturity. The discount on the 13.500% senior discount notes is being accreted using the effective interest method.

May 2001 Charter Holdings Notes. In May 2001, Charter Holdings and Charter Capital issued $1.94 billion in aggregate principal amount of senior notes. The May 2001 Charter Holdings notes consisted of $350 million in aggregate principal amount of 9.625% senior notes due 2009, $575 million in aggregate principal amount of 10.000% senior notes due 2011 and $1.0 billion in aggregate principal amount at maturity of 11.750% senior discount notes due 2011. The net proceeds of approximately $1.47 billion were used to pay a portion of the purchase price of the AT&T transactions, repay all amounts outstanding under the Charter Operating and Falcon Cable revolving credit facilities and for general corporate purposes, including capital expenditures.

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

January 2002 Charter Holdings Notes. In January 2002, Charter Holdings and Charter Capital, issued $1.1 billion in aggregate principal amount at maturity of senior notes and senior discount notes. The January 2002 Charter Holdings notes consisted of $350 million in aggregate principal amount of 9.625% senior notes due 2009, $300 million in aggregate principal amount of 10.000% senior notes due 2011 and $450 million in aggregate principal amount at maturity of 12.125% senior discount notes due 2012. The net proceeds of approximately $873 million were primarily used to repay a portion of the amounts outstanding under the revolving credit facilities of the Company’s subsidiaries.

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

Renaissance Notes. In connection with the acquisition of Renaissance in April 1999, the Company assumed $163 million principal amount at maturity of 10.000% senior discount notes due 2008 of which $49 million was repurchased

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

in May 1999. The Renaissance notes do not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance notes bear interest, payable semi-annually in cash, on April 15 and October 15, commencing on October 15, 2003. The Renaissance notes are due on April 15, 2008.

CC V Holdings Notes. Charter Holdco acquired CC V Holdings in November 1999 and assumed CC V Holdings’ outstanding 11.875% senior discount notes due 2008 with an accreted value of $123 million and $150 million in principal amount of 9.375% senior subordinated notes due 2008. After December 1, 2003, cash interest on the CC V Holdings 11.875% notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004. In addition, a principal payment of $66 million is due on December 1, 2003.

In January 2000, through change of control offers and purchases in the open market, the Company repurchased all of the $150 million aggregate principal amount of the CC V Holdings 9.375% notes. Contemporaneously, the Company completed change of control offers in which it repurchased $16 million aggregate principal amount at maturity of the 11.875% senior discount notes.

High Yield Restrictive Covenants; Limitation on Indebtedness. The indentures governing the public notes of the Company’s subsidiaries contain certain covenants that restrict the ability of Charter Holdings, Charter Capital, the CCV notes issuers, Renaissance Media Group, and all of their restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	grant liens;

•	make investments;

•	sell all or substantially all of their assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee their parent companies debt, or issue specified equity interests; and

•	engage in certain transactions with affiliates.

Charter Operating Credit Facilities. The Charter Operating credit facilities provide for borrowings of up to $5.2 billion and provide for four term facilities: two Term A facilities with an aggregate principal amount of $1.11 billion that matures in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with an aggregate principal amount of $2.73 billion, of which $1.84 billion matures in March 2008 and $893 million matures in September 2008. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. At the option of the lenders, supplemental credit facilities in the amount of $100 million may be available. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (4.58% to 3.13% as of December 31, 2002) and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities. As of December 31, 2002, outstanding borrowings were approximately $4.5 billion and the unused total potential availability was $633 million although financial covenants limited our availability to $318 million as of December 31, 2002.

Obligations under the Charter Operating credit facilities are guaranteed by Charter Holdings, and by Charter Operating’s subsidiaries. The obligations under the Charter Operating credit facilities are secured by pledges of all equity interests owned by Charter Operating and its subsidiaries in other persons, and intercompany obligations owing to Charter Operating and/or its subsidiaries by their affiliates, but are not secured by the other assets of Charter Operating or its subsidiaries. The obligations under the Charter Operating credit facilities are also secured by pledges by Charter Holdings of all equity interests it holds in other persons, and intercompany obligations owing to it by its affiliates, but are not secured by the other assets of Charter Holdings.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

CC VI Operating Credit Facilities. The CC VI Operating credit facilities provide for two term facilities, one with a principal amount of $450 million that matures May 2008 (Term A), and the other with a principal amount of $400 million that matures November 2008 (Term B). The CC VI Operating credit facilities also provide for a $350 million reducing revolving credit facility with a maturity date in May 2008. At the option of the lenders, supplemental credit facilities in the amount of $300 million may be available until December 31, 2004. Amounts under the CC VI Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 3.0% for Eurodollar loans (4.31% to 2.62% as of December 31, 2002) and 2.0% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance of the Term A facility and the revolving facility. As of December 31, 2002, outstanding borrowings were $926 million and unused total potential availability was $274 million although financial covenants limited our availability to $127 million as of December 31, 2002.

Falcon Cable Credit Facilities. The Falcon Cable credit facilities provide for two term facilities, one with a principal amount of $192 million that matures June 2007 (Term B), and the other with the principal amount of $288 million that matures December 2007 (Term C). The Falcon Cable credit facilities also provide for a reducing revolving facility of up to approximately $68 million (maturing in December 2006), a reducing supplemental facility of up to $110 million (maturing in December 2007) and a second reducing revolving facility of up to $670 million (maturing in June 2007). At the option of the lenders, supplemental credit facilities in the amount of up to $486 million may also be available. Amounts under the Falcon Cable credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.5% for Eurodollar loans (4.07% to 2.685% as of December 31, 2002) and up to 1.5% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving facilities. As of December 31, 2002, outstanding borrowings were $1.2 billion and unused total potential availability was $173 million, all of which would have been available based on its financial covenants as of December 31, 2002.

CC VIII Operating Credit Facilities. The CC VIII Operating credit facilities provide for borrowings of up $1.49 billion as of December 31, 2002. The CC VIII credit facilities provide for three term facilities, two Term A facilities with a reduced current aggregate principal amount of $450 million, that continues reducing quarterly until they reach maturity in June 2007, and a Term B facility with a reduced current principal amount of $495 million, that continues reducing quarterly until it reaches maturity in February 2008. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $547 million, which will reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300 million may be available. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (4.54% to 2.89% as of December 31, 2002) and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of the revolving credit facilities. As of December 31, 2002, outstanding borrowings were $1.2 billion, and unused total potential availability was $326 million, all of which would have been available based on its financial covenants as of December 31, 2002.

Obligations under the credit facilities of the Company’s subsidiaries are guaranteed by each respective subsidiary’s parent and by each of their operating subsidiaries. The obligations under the credit facilities of the Company’s subsidiaries are secured by pledges of all equity interests owned by each subsidiary and its operating subsidiaries in other persons, and intercompany obligations owing to each subsidiary and/or its operating subsidiaries by their affiliates, but are not secured by the other assets of each subsidiary or its operating subsidiaries. The obligations under each subsidiary’s credit facilities are also secured by pledges by the subsidiary’s parent of all equity interests it holds in other persons, and intercompany obligations owing to it by its affiliates, but are not secured by the other assets of the subsidiary’s parent.

Each of the credit facilities of the Company’s subsidiaries contain representations and warranties, affirmative and negative covenants similar to those described above with respect to the indentures governing the public notes of the Company’s subsidiaries, information requirements, events of default and financial covenants. The financial covenants, which are generally tested on a quarterly basis, measure performance against standards set for leverage,

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

debt service coverage, and operating cash flow coverage of cash interest expense. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not promptly reinvested in assets useful in the business of the borrower. The Charter Operating credit facility also provides that in the event that any existing Charter Holdings notes or other long-term indebtedness of Charter Holdings remain outstanding on the date which is six months prior to the scheduled final maturity, the term loans under the Charter Operating credit facility will mature and the revolving credit facilities will terminate on such date.

In the event of a default under the Company’s subsidiaries’ credit facilities or public notes, the subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, the subsidiaries’ credit facilities and indentures that were so accelerated or were otherwise in default will not permit the Company’s subsidiaries to distribute funds to Charter Holdings to pay interest or principal on the public notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of the subsidiaries’ debt and liabilities would be payable from the subsidiaries’ assets, prior to any distribution of the subsidiaries’ assets to pay the interest and principal amounts on the public notes. In addition, the lenders under the Company’s credit facilities could foreclose on their collateral, which includes equity interests in the Company’s subsidiaries, and exercise other rights of secured creditors. In any such case, the Company might not be able to repay or make any payments on its public notes. Additionally, such a default would cause a cross-default in the indentures governing the Charter Holdings notes and the convertible senior notes of Charter and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of the subsidiaries’ credit facilities or public notes might adversely affect the holders of the Company’s public notes and the Company’s growth, financial condition and results of operations and could force the Company to examine all options, including seeking the protection of the bankruptcy laws.

Backup Credit Facility. Effective April 14, 2003, Charter entered into a commitment letter with Vulcan, Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan, Inc. or an affiliate (the “lender”) would lend initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit. The borrower would be able to draw under the facility or have letters of credit issued, in each case within five business days of the end of each quarter ending on or prior to March 31, 2004. The loans and letters of credit could only be used to repay loans, or replace letters of credit, under the Company’s operating subsidiaries’ credit facilities to the extent required to comply with the leverage ratios under those credit facilities or to create cushions in excess of the minimum amount necessary to comply with such ratios. The facility would be guaranteed by Charter and certain of its subsidiaries and would be secured by a lien on Charter’s corporate headquarters in St. Louis and certain corporate aircraft. Charter would be required to use its commercially reasonable efforts to form a new interim holding company (CCH II, LLC) as a subsidiary of Charter Holdings and to cause Charter Holdings to transfer to it the equity interests in Charter Communications Operating LLC, CC VI Holdings, LLC, Charter Communications VII, LLC and CC V Holdings, LLC, which transfer the Company refers to as the equity contribution. The equity interests to be transferred in the equity contribution have been pledged as security for the loans under the Charter Operating credit facility. The Company would also be required to use its commercially reasonable efforts to obtain the consent of the lenders under the Charter Operating credit facility to the grant to the lender of a second priority lien on the equity interests transferred to CCH II, LLC. Upon the equity contribution, CCH II, LLC would become the borrower under the facility.

In addition to the liens on our corporate headquarters, on the corporate aircraft and on the equity interests transferred pursuant to the equity contribution, the facility would also be secured on a pari passu basis by liens or security interests granted on any assets or properties (other than assets or properties of CCH II, LLC, which shall secure the facility on a first priority basis, subject to the prior lien in favor of the lenders under Charter Operating credit facility on the equity interests transferred pursuant to the equity contribution) to secure any indebtedness of us or any of our subsidiaries (other than the operating company credit facilities and other ordinary and customary exceptions to be determined).

The interest rate on the loans would be initially 13% per annum, reducing to 12% per annum at such time as CCH II, LLC became the borrower under the facility. If the borrower were unable to receive funds from its operating

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

subsidiaries to pay such interest, then the portion of such interest that may not be paid in cash may be paid in kind at the rate of 15% per annum (subject to reduction to 14% per annum at such time as CCH II, LLC became the borrower under the facility). Any loans constituting interest so paid in kind would otherwise be identical to the original loans. Upon the occurrence of an event of default, the interest rate would be increased by 2% per annum over the interest rate otherwise applicable.

If letters of credit are issued pursuant to the facility, the borrower would pay a letter of credit fee of 8% per annum of the face amount of the letter of credit.

The borrower would pay the lender a facility fee of 1.5% of the amount of the facility, payable over three years (with 0.5% being earned upon execution of the commitment letter and 1.0% being earned upon execution of the definitive documentation). In addition to the facility fee, the borrower would pay a commitment fee on the undrawn portion of the facility in the amount of 0.5% per annum commencing upon execution of the definitive documentation.

The borrower would have the right to terminate the facility at any time that no loans or letters of credit are outstanding, although any fees earned prior to termination would remain payable. No amortization payments would be required prior to maturity. The facility would mature on November 12, 2009, provided that at such time as CCH II, LLC became the borrower under the facility the maturity date would become March 1, 2007. The loan may not be prepaid prior to March 31, 2004, but the borrower would have the right to make prepayments at any time after March 31, 2004, without the payment of any premium or penalty. The borrower would be required to offer to purchase outstanding notes evidencing the loans under the facility with the proceeds of certain asset sales and debt issuances.

The definitive documentation would contain customary representations, covenants, events of default and indemnification provisions, including a total leverage covenant and an interest coverage covenant, in each case modeled after the comparable covenants in the operating company credit facilities, with appropriate adjustments to be determined.

The facility is subject to the negotiation and execution of definitive documentation by June 30, 2003. If the parties have not executed the definitive documentation by that date, the facility will terminate. Once the documentation has been executed, the borrower’s ability to draw on the facility would be subject to certain conditions, such as the use of other available funds for covenant compliance purposes, evidence of compliance with financial covenants, accuracy of representations and warranties, no material adverse change having occurred, there being no default under other credit facilities and indentures, and receipt of financial statements. Although Charter believes that it will be able to satisfy those conditions, there can be no assurance that Charter will be able to do so or that if Charter fails to do so it will be able to negotiate waivers of such conditions.

Based upon outstanding indebtedness as of December 31, 2002, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, aggregate future principal payments on the total borrowings under all debt agreements as of December 31, 2002, are as follows:

Year	Amount

(in millions)
2003	$236
2004	193
2005	460
2006	1,358
2007	2,647
Thereafter	13,415

$18,309

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

For the amounts of debt scheduled to mature during 2003, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying balance sheet reflects this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

11.     Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2002, 2001 and 2000 was $6.3 billion, $2.6 billion and $2.1 billion, respectively.

12.     Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of its credit facilities. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company’s exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Interest rate agreements are recorded in the consolidated balance sheet at December 31, 2002 and 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a loss of $24 million as the cumulative effect of change in accounting principle. The effect of adoption was to increase net loss by $24 million for the year ended December 31, 2001.

The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2002 and 2001, other expense includes $14 million and $2 million, respectively, of losses, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the year ended December 31, 2002 and 2001, a loss of $65 million and $39 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as loss on interest rate agreements. For the years ended December 31, 2002 and 2001, the Company recorded other expense of $101 million and $48 million, respectively, for interest rate derivative instruments not designated as hedges.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

As of December 31, 2002, 2001 and 2000, the Company had outstanding $3.4 billion, $3.3 billion and $1.9 billion and $520 million, $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. Additionally, at December 31, 2000, the Company had $15 million of interest rate caps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

13. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2002, 2001 and 2000 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements. Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate agreements are with certain of the participating banks under the Company’s credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company’s consolidated financial position or results of operations.

The estimated fair value of the Company’s notes, credit facilities and interest rate agreements at December 31, 2002, 2001 and 2000 are based on quoted market prices or a discounted cash flow analysis using the Company’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations.

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2002, 2001 and 2000 is as follows (in millions):

	2002		2001		2000

	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value

Debt
Charter Holdings debt	$9,222	$3,867	$7,999	$7,964	$4,780	$4,426
Credit facilities	7,789	6,367	6,710	6,710	7,302	7,302
Other	277	212	251	237	229	195
Interest Rate Agreements
Assets (Liabilities)
Swaps	(258)	(258)	(80)	(80)	(1)	5
Collars	(34)	(34)	(34)	(34)	—	11

The weighted average interest pay rate for the Company’s interest rate swap agreements was 7.40%, 7.22% and 7.61 % at December 31, 2002, 2001 and 2000, respectively. The Company’s interest rate collar agreements are structured so that if LIBOR falls below 5.3%, the Company pays 6.7%. If the LIBOR rate is between 5.3% and 8.0%, the Company pays LIBOR. The LIBOR rate is capped at 8.0% if LIBOR is between 8.0% and 9.9%. If the LIBOR rate rises above 9.9%, the cap is removed.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

14. Revenues

Revenues consist of the following for the years presented (in millions):

	Year Ended December 31,

	2002	2001	2000

Analog video	$3,083	$2,768	$2,503
Digital video	457	307	89
High-speed data	340	155	55
Advertising sales	302	197	142
Other	384	380	352

	$4,566	$3,807	$3,141

15. Operating Expenses

Operating expenses consist of the following for the years presented (in millions):

	Year Ended December 31,

	2002	2001	2000

Analog video programming	$1,012	$874	$741
Digital video programming	159	103	34
High-speed data	112	65	25
Advertising sales	87	64	57
Service	434	374	328

	$1,804	$1,480	$1,185

16. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented (in millions):

	Year Ended December 31,

	2002	2001	2000

General and administrative	$813	$696	$505
Marketing	153	136	103

	$966	$832	$608

17. Option Plans

Stock options, restricted stock and other incentive compensation are granted pursuant to two plans - the 1999 Option Plan of Charter Holdco (the “1999 Plan”) and the 2001 Stock Incentive Plan of Charter (the “2001 Plan”). The 1999 Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of Charter Holdco and its affiliates and current and prospective non-employee directors of Charter. Options granted generally vest over five years from the grant date, with 25% vesting 15 months after the anniversary of the grant date and ratably thereafter. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant. Membership units received

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

upon exercise of the options are automatically exchanged into Class A common stock of Charter on a one-for-one basis.

The 2001 Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000), as each term is defined in the 2001 Plan. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2001 Plan. Options granted generally vest over four years from the grant date, with 25% vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date.

Together, the plans allow for the issuance of up to an aggregate of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock). The aggregate shares available reflects an October 2002 amendment to the 2001 Plan approved by the board of directors of Charter to increase available shares by 30,000,000 shares. However, the amendment is subject to shareholder approval and any grants with respect to these additional shares will not be exercisable unless and until Charter’s shareholders approve the amendment. In 2001, any shares covered by options that terminated under the 1999 Plan were transferred to the 2001 Plan, and no new options were granted under the 1999 Plan. During September and October 2001, in connection with new employment agreements and related option agreements entered into by the Company, certain executives of the Company were awarded an aggregate of 256,000 shares of restricted Class A common stock, of which 26,250 shares were cancelled as of December 31, 2002. In January and February of 2003, an additional 92,813 shares were canceled. The shares vested 25% upon grant, with the remaining shares vesting monthly over a three-year period beginning after the first anniversary of the date of grant. As of December 31, 2002, deferred compensation remaining to be recognized in future periods totaled $1 million.

In September 2001, when the Company’s former President and Chief Executive Officer terminated his employment, as part of his separation agreement he waived his right to an option to purchase approximately seven million Charter Holdco membership units, of which approximately 5 million had vested. Accordingly, the Company recorded a reversal of compensation expense previously recorded on unvested options of $22 million.

A summary of the activity for the Company’s stock options, excluding granted shares of restricted Class A common stock, for the years ended December 31, 2002, 2001 and 2000, is as follows (options in thousands, except per share data):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	46,558	$17.10	28,482	$19.24	20,758	$19.79
Granted	13,122	4.88	29,395	16.01	10,247	18.06
Exercised	—	—	(278)	19.23	(17)	20.00
Cancelled	(6,048)	16.32	(11,041)	19.59	(2,506)	18.98

Options outstanding, end of period	53,632	$14.22	46,558	$17.10	28,482	$19.24

Weighted average remaining contractual life	8 years		9 years		9 years

Options exercisable, end of period	17,844	$17.93	9,994	$18.51	7,044	$19.98

Weighted average fair value of options granted	$2.89		$9.15		$9.63

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price

	(in thousands)			(in thousands)
$1.11-$2.85	9,184	10 years	$2.58	125	10 years	$1.58
$9.13-$13.96	19,676	9 years	12.20	4,330	9 years	12.50
$14.31-$20.00	16,180	7 years	19.04	11,024	7 years	19.23
$20.46-$23.09	8,592	8 years	22.21	2,365	8 years	22.14

The Company uses the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the option plans. Option compensation expense of $5 million, a net option compensation benefit of $5 million and option compensation expense of $38 million for the years ended December 31, 2002, 2001 and 2000, respectively, was recorded in the consolidated statements of operations since the exercise prices of certain options were less than the estimated fair values of the underlying membership interests on the date of grant. A reversal of previously recognized option compensation expense of $22 million for the year ended December 31, 2001 was recorded in the consolidated statements of operations primarily in connection with the waiver of the right to approximately seven million options by the Company’s former President and Chief Executive Officer as part of his September 2001 separation agreement. This was partially offset by expense recorded because exercise prices on certain options were less than the estimated fair values of Charter’s stock at the time of grant. Estimated fair values were determined by the Company using the valuation inherent in the companies acquired by Paul G. Allen in 1998 and valuations of public companies in the cable television industry adjusted for factors specific to the Company. Compensation expense is being recorded with the method described in FIN 28 over the vesting period of the individual options that varies between four and five years. As of December 31, 2002, deferred compensation remaining to be recognized in future periods totaled $2 million. No stock option compensation expense was recorded for the options granted after November 8, 1999, since the exercise price was equal to the estimated fair value of the underlying membership interests or shares of Class A common stock on the date of grant. Since the membership units are exchangeable into Class A common stock of Charter on a one-for-one basis, the estimated fair value was equal to the quoted market values of Class A common stock.

On July 25, 2001, Charter issued options to purchase 186,385 shares of Charter Class A common stock to a consultant in consideration of services to be rendered in the future, pursuant to an equity compensation plan not approved by shareholders. The options are exercisable immediately, at an exercise price of $20.46 per share and if not exercised prior to the tenth anniversary of the grant date, will expire. The Company accounts for options granted to consultants in accordance with the provisions of SFAS No. 123 and recorded option compensation expense of $3 million on July 25, 2001. The fair value of the options, $13.95 per option, was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate of 5.7%; expected volatility of 49.8%; and an expected life of 10 years. The valuation assumed no dividends are paid.

On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123, under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. Adoption of these provisions will result in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted. Had the Company adopted SFAS No. 123 as of January 1, 2002, using the prospective method, option compensation expense for the year ended December 31, 2002 would have been $20 million.

18. Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $35 million, of which $31 million is associated with its workforce reduction program and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. The remaining $4 million is related to legal and other costs associated with Charter’s ongoing grand jury investigation, shareholder lawsuits and SEC investigation. The $31 million charge related to realignment activities includes severance costs of $28 million and lease termination costs of $3 million. The Company intends to terminate approximately 1,400 employees, of which 100 employees were terminated in the fourth quarter of 2002. As of December 31, 2002, a liability of approximately $31 million is recorded on the accompanying consolidated balance sheet related to the realignment activities.

During the year ended December 31, 2001, the Company recorded $18 million in special charges which represent $15 million of costs associated with the transition of approximately 145,000 (unaudited) data customers from the Excite@Home Internet service to the Charter Pipeline Internet service, as well as $3 million associated with certain employee severance costs.

In December 2001, the Company implemented a restructuring plan to reduce its workforce in certain markets and reorganize its operating divisions from two to three and operating regions from twelve to ten. The restructuring plan was completed during the first quarter of 2002, resulting in the termination of approximately 320 employees and severance costs of $4 million of which $1 million was recorded in the first quarter of 2002 and $3 million was recorded in the fourth quarter of 2001.

19. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company’s indirect subsidiaries are corporations and are subject to income tax.

For the years ended December 31, 2002, 2001 and 2000, the Company recorded deferred income tax benefits for its indirect corporate subsidiaries, as shown below. The income tax benefits are realized through reductions in their deferred income tax liabilities of these indirect corporate subsidiaries.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

Current and deferred income tax expense (benefit) is as follows (dollars in millions):

	December 31,

	2002	2001	2000

Current expense:
Federal income taxes	$—	$—	$—
State income taxes	2	—	—

Current income tax expense	2	—	—

Deferred benefit:
Federal income taxes	(219)	(24)	(21)
State income taxes	(31)	(3)	(3)

Deferred income tax benefit	(250)	(27)	(24)

Total income tax benefit	$(248)	$(27)	$(24)

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and an average state income tax rate of 5% for the years ended December 31, 2002, 2001 and 2000 as follows (dollars in millions):

	December 31,

	2002	2001	2000

Statutory federal income taxes	$(2,056)	$(902)	$(750)
State income taxes, net of federal benefit	(294)	(129)	(107)
Losses allocated to limited liability companies not subject to income taxes	2,105	1,005	833
Valuation allowance provided	(3)	(1)	—

Income tax expense (benefit)	$(248)	$(27)	$(24)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002, 2001 and 2000 for the indirect corporate subsidiaries of the Company are presented below (dollars in millions):

	December 31,

	2002	2001	2000

Deferred tax assets:
Net operating loss carryforward	$71	$64	$50
Other	9	9	8

Total gross deferred tax assets	80	73	58
Less: valuation allowance	(25)	(28)	(29)

Net deferred tax assets	$55	$45	$29

Deferred tax liabilities:
Property, plant & equipment	$(47)	$(34)	$(15)
Franchises	(240)	(493)	(523)

Total gross deferred liabilities	(287)	(527)	(538)

Net deferred tax liabilities	$(232)	$(482)	$(509)

As of December 31, 2002, the Company has deferred tax assets of $80 million, which primarily relate to tax net operating loss carryforwards of certain of its indirect corporate subsidiaries. These tax net operating loss carryforwards (generally expiring in years 2003 through 2022) of $71million, are subject to separate return limitations. Valuation allowances of $25 million, $28 million and $29 million exist with respect to these carryforwards as of December 31, 2002, 2001 and 2000, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that the deferred tax assets will be realized prior to the expiration of the tax net operating loss carryforwards in 2003 through 2022, except for those tax net operating loss carryforwards that may be subject to certain limitations. Because of the uncertainty associated in realizing the deferred tax assets associated with the potentially limited tax net operating loss carryforwards, valuation allowances have been established except for deferred tax assets available to offset deferred tax liabilities.

The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on the Company’s financial position or results of operations.

20. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter has entered into management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for the cable television systems owned or operated by its

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

subsidiaries. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Certain costs for these services are billed and charged directly to the Company’s operating subsidiaries and are included within operating costs. Such costs totaled $176 million, $119 million and $51 million for the years ended December 31, 2002, 2001 and 2000, respectively. All other costs incurred on the behalf of the Company’s operating subsidiaries are considered a part of the management fee and are recorded as corporate expense in the accompanying consolidated financial statements. For the years ended December 31, 2002, 2001 and 2000, the management fee charged to the Company’s operating subsidiaries approximated the corporate expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries. The credit facilities of the Company’s operating subsidiaries prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter may not, and may not allow its subsidiaries to, engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter or its subsidiaries wish to pursue a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter or its subsidiaries to engage in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable television systems owned, operated or managed by Charter or its subsidiaries from time to time.

Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV Inc. (TechTV), Oxygen Media Corporation (Oxygen Media), Digeo, Inc., Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (Action Sports) and Microsoft Corporation. In addition, Mr. Allen and Mr. Savoy were directors of USA Networks, Inc. (USA Networks), who operates the USA Network, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the common stock of USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Network. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (Vulcan Ventures) and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy is also a vice president and a director of Vulcan Ventures. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing the Company’s relationship with Digeo, Inc. are an example of a cooperative business relationship among Mr. Allen’s affiliated companies. The Company can give no assurance that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of the Company and its business. The Company cannot assure that, in the event that the Company or any of its subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to the Company as terms it might have obtained from an unrelated third party. Also, conflicts could arise with respect to the allocation of corporate opportunities between the Company and Mr. Allen and his affiliates. The Company has not instituted any formal plan or arrangement to address potential conflicts of interest.

High Speed Access Corp. (High Speed Access) has been a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter entities entered into Internet-access related service agreements, and both Vulcan Ventures, an entity controlled by Mr. Allen, and certain of Charter’s subsidiaries made equity investments in High Speed Access.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

On February 28, 2002, Charter’s subsidiary and an affiliate to the Company, CC Systems, purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that served the Company’s customers, including a customer contact center, network operations center and provisioning software. Immediately prior to the asset purchase, Vulcan Ventures beneficially owned approximately 37%, and the Company beneficially owned approximately 13%, of the common stock of High Speed Access (including the shares of common stock which could be acquired upon conversion of the Series D preferred stock, and upon exercise of the warrants owned by Charter Communications Holding Company). Following the consummation of the asset purchase, neither the Company nor Vulcan Ventures beneficially owned any securities of, or were otherwise affiliated with, High Speed Access.

The Company receives or will receive programming for broadcast via its cable systems from TechTV, USA Networks, Oxygen Media and Action Sports. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2002 and 2001 were each less than 2% of total operating expenses. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2002 and 2001 were less than 1% of total revenues. On November 5, 2002, Action Sports announced that it was discontinuing its business. The Company believes that the failure of Action Sports will not materially affect the Company’s business or results of operations.

As discussed in Note 5, in April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of the Company, completed the cash purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar Income IV/PBD Systems Venture, serving in the aggregate approximately 21,600 (unaudited) customers, for a total cash sale price of approximately $48 million. In September 2002, Charter Communications Entertainment I, LLC purchased all of Enstar Income Program II-1, L.P.’s Illinois cable television systems, serving approximately 6,400 (unaudited) customers, for a cash sale price of $15 million. Enstar Communications Corporation, a direct subsidiary of Charter Holdco, is a general partner of the Enstar limited partnerships but does not exercise control over them. All of the executive officers of Charter and Charter Holdco act as officers of Enstar Communications Corporation.

The Company purchases certain equipment for use in the Company’s business from ADC Telecommunications, which provides broadband access and network equipment. Mr. Wangberg, a director for Charter, serves as a director for ADC Telecommunications. Such fees for the years ended December 31, 2002 and 2001 were each less than 1% of total operating expenses under this arrangement.

On January 10, 2003 Charter signed an agreement to carry two around-the-clock, high-definition networks, HDNet and HDNet Movies. The Company believes that entities controlled by Mr. Mark Cuban, co-founder and president of HDNet, owns 96.9% of HDNet and HDNet Movies as of December 31, 2002. As of December 31, 2002 Mr. Cuban, owns approximately 5.3% equity interest in Charter.

As part of the Bresnan acquisition in February 2000, CC VIII, an indirect limited liability company subsidiary of Charter, issued the CC VIII Interest to the Comcast Sellers. The CC VIII Interest is entitled to a 2% priority return on its initial capital amount and such priority return is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CCVIII Interest and priority return are reflected in minority interest in the consolidated Financial Statements. The CC VIII Interest generally does not share in the profits and losses of CC VIII at present. The Comcast Sellers have the right at their option to exchange the CC VIII Interest for shares of Charter Class A common stock. Charter does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the Comcast Sellers the right to sell to Mr. Allen the CC VIII Interest (or any Charter Class A common stock that the Comcast Sellers would receive if they exercised their exchange right) for approximately $630 million plus 4.5% interest annually from February 2000. In April 2002, in accordance with such put agreement, the Comcast Sellers notified Mr. Allen of their exercise of the Comcast Put Right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. On April 9, 2003, the parties agreed to extend the closing for up to thirty days. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

previously exchanged by the current holders, any Charter Class A common stock issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, then, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter would be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority would continue), and Mr. Allen’s share of any remaining distributions in liquidation would be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after the date of the transfer of the CC VIII Interest to Mr. Allen.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. Charter’s Board of Directors has formed a Special Committee comprised of Messrs. Tory, Wangberg and Nelson to investigate and take any other appropriate action on behalf of Charter with respect to this matter. Specifically, the Special Committee is considering whether it should be the position of Charter that Mr. Allen should be required to contribute the CC VIII Interest to Charter Holdco in exchange for Charter Holdco membership units, immediately after his acquisition of the CC VIII Interest upon consummation of the Comcast Put Right. To the extent it is ultimately determined that Mr. Allen must contribute the CC VIII Interest to Charter Holdco following consummation of the Comcast Put Right, the Special Committee may also consider what additional steps, if any, should be taken with respect to the further disposition of the CC VIII Interest by Charter Holdco. If necessary, following the completion of the Special Committee’s investigation of the facts and circumstances relating to this matter, the Special Committee and Mr. Allen have agreed to a non-binding mediation process to resolve any dispute relating to this matter as soon as practicable, but without any prejudice to any rights of the parties if such dispute is not resolved as part of the mediation.

21.	Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2002, 2001 and 2000, were $30 million, $22 million and $19 million, respectively. As of December 31, 2002, future minimum lease payments are as follows (in millions):

Year	Amount

2003	$18,456
2004	14,202
2005	12,190
2006	9,212
2007	6,145
Thereafter	20,726

The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2002, 2001 and 2000, was $41 million, $33 million and $32 million, respectively. The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer which may be fixed for the term or may in some cases, escalate over the term. The Company paid $1.2 billion, $951 million and $763 million of programming fees for the years ended December 31, 2002, 2001 and 2000, respectively.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

Litigation

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. The Company understands that Charter anticipates that the lead plaintiff will file a single consolidated amended complaint shortly. No response from Charter will be due until after this consolidated amended complaint is filed.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on the Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions or other responses to any of the complaints have been filed. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter intends to vigorously defend the lawsuits.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney’s Office that no member of the Board of Directors, including its Chief Executive Officer, is a target of the investigation. Charter is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document subpoenas. The investigation and subpoenas generally concern Charter’s prior

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter is actively cooperating with the SEC Staff.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter’s results of operations and financial condition.

Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants’ employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter’s current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

In addition to the matters set forth above, the Company is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Charter has directors’ and officers’ liability insurance coverage that it believes is available for these matters, subject to the terms, conditions and limitations of the respective policies.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the FCC to undertake a number of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During the years ended December 31, 2002, 2001 and 2000, the amounts refunded by the Company have been insignificant. The Company may be required to refund additional amounts in the future.

22.	Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $8 million, $8 million and $6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

23.	Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the consolidated financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands on the accounting guidance of SFAS No.’s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation (see Note 10). The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees entered into or modified by the Company in the future.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 beginning January 1, 2003. On January 1, 2003, the Company also adopted SFAS No. 123, “Accounting for Stock-Based Compensation” on the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

24.    Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to the Company. The following condensed parent-only financial statements of the Company account for the investment in its subsidiaries under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto. The information in this footnote has been revised from the information previously reported to reflect the Company’s restatement of its consolidated financial statements of the years ended December 31, 2001 and 2000. See Note 3 for a description of the restatement.

Charter Communications Holdings, LLC (Parent Company Only)

Condensed Balance Sheet

December 31,
2002

ASSETS
Receivable from related party	$121
Investment in subsidiaries	11,040
Other assets	167

$11,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$151
Long-term debt	9,222
Other long-term liabilities	49
Member’s equity	1,906

Total liabilities and member’s equity	$11,328

Condensed Statement of Operations

Year Ended December 31,
2002

Interest expense	$(895)
Interest income	20
Equity in losses of subsidiaries	(5,324)

Net loss	$(6,199)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

Year Ended
December 31,
2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,199)
Noncash interest expense	349
Equity in losses of subsidiaries	5,324
Changes in operating assets and liabilities	(97)

Net cash flows from operating activities	(623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(359)
Loans to subsidiaries	(821)
Repayment on loans to subsidiaries	447

Net cash flows from investing activities	(733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt offering	895
Payments for debt issuance costs	(20)
Capital contributions	87
Distributions from subsidiaries	444
Distributions	(52)

Net cash flows from financing activities	1,354

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2)
CASH AND CASH EQUIVALENTS, beginning of year	2

CASH AND CASH EQUIVALENTS, end of year	$—

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

The following table sets forth the parent-only condensed balance sheet, statement of operations and statement of cash flows of the Company which accounts for the investment in its subsidiaries under the equity method of accounting, showing previously reported and restated amounts as of December 31, 2001 (in millions):

Condensed Balance Sheet

	December 31,
	2001

	(As previously
	reported)	(As restated)
ASSETS
Cash and cash equivalents	$2	$2
Receivable from related party	176	228
Investment in subsidiaries	15,095	15,946
Other assets	154	152

	$15,427	$16,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$143	$150
Payables to related party	1	—
Long-term debt	7,999	7,999
Other long-term liabilities	—	56
Member’s equity	7,284	8,123

Total liabilities and shareholders’ equity	$15,427	$16,328

Condensed Statement of Operations

	Year Ended December 31,
	2001

	(As previously
	reported)	(As restated)
Interest expense	$(724)	$(748)
Interest income	7	27
Equity in losses of subsidiaries	(1,877)	(1,851)

Net loss	$(2,594)	$(2,572)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2001

	(As previously
	reported)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,594)	$(2,572)
Noncash interest expense	259	259
Equity in losses of subsidiaries	1,877	1,851
Changes in operating assets and liabilities	3	7

Net cash flows from operating activities	(455)	(455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(4,266)	(4,266)
Loans to subsidiaries	(1,649)	(1,649)
Repayment on loans to subsidiaries	1,548	1,548

Net cash flows from investing activities	(4,367)	(4,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt offering	3,250	3,250
Payments for debt issuance costs	(67)	(67)
Repayments of long-term debt	(272)	(272)
Capital contributions	1,579	1,579
Distributions from subsidiaries	422	422
Distributions	(97)	(97)

Net cash flows from financing activities	4,815	4,815

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7)	(7)
CASH AND CASH EQUIVALENTS, beginning of year	9	9

CASH AND CASH EQUIVALENTS, end of year	$2	$2

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

The following table sets forth the parent-only condensed balance sheet, statement of operations and statement of cash flows of Charter which accounts for the investment in Charter Holdco under the equity method of accounting, showing previously reported and restated amounts as of December 31, 2000 (in millions):

Condensed Balance Sheet

	December 31,
	2000

	(As previously
	reported)	(As restated)
ASSETS
Cash and cash equivalents	$9	$9
Receivable from related party	—	460
Investment in subsidiaries	13,170	13,496
Other assets	121	134

	$13,300	$14,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$96	$108
Payables to related party	40	—
Long-term debt	4,780	4,780
Other long-term liabilities	—	55
Member’s equity	8,384	9,156

Total liabilities and shareholders’ equity	$13,300	$14,099

Condensed Statement of Operations

	Year Ended December 31,
	2000

	(As previously
	reported)	(As restated)
Interest expense	$(425)	$(446)
Interest income	5	44
Equity in losses of subsidiaries	(1,628)	(1,716)

Net loss	$(2,048)	$(2,118)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2000

	(As previously
	reported)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,048)	$(2,118)
Noncash interest expense	153	153
Equity in losses of subsidiaries	1,628	1,716
Changes in operating assets and liabilities	76	85

Net cash flows from operating activities	(191)	(164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(2,048)	(2,048)
Loans to subsidiaries	—	(1,473)
Repayment on loans to subsidiaries	—	1,152

Net cash flows from investing activities	(2,048)	(2,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt offering	—	1,300
Payments for debt issuance costs	(60)	(43)
Borrowings of long-term debt	2,300	1,000
Repayments of long-term debt	(727)	(727)
Capital contributions	751	751
Distributions from subsidiaries	—	277
Distributions	(26)	(26)

Net cash flows from financing activities	2,238	2,532

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(1)
CASH AND CASH EQUIVALENTS, beginning of year	10	10

CASH AND CASH EQUIVALENTS, end of year	$9	$9