Form 10-Q
period 2006-09-30
CHARTER COMMUNICATIONS HOLDINGS LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2006-11-14
CIK 1085476, 1085475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of November 8, 2006: 100

* Charter Communications Holdings Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing with the reduced disclosure format.

Charter Communications Holdings, LLC
Charter Communications Holdings Capital Corporation
Quarterly Report on Form 10-Q for the Period ended September 30, 2006

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2006. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Charter Communications Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential" among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Manager and the Member of
Charter Communications Holdings, LLC:

We have reviewed the condensed consolidated balance sheet of Charter Communications Holdings, LLC and subsidiaries (the Company) as of September 30, 2006; the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005; and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in member’s equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2006, except as to Notes 4 and 26, which are as of August 8, 2006, and September 14, 2006, respectively, which includes explanatory paragraphs regarding the adoption, effective September 30, 2004, of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, and, effective January 1, 2003, of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

St. Louis, Missouri
October 30, 2006

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75	$14
Accounts receivable, less allowance for doubtful accounts of
$17 and $17, respectively	185	212
Prepaid expenses and other current assets	31	22
Total current assets	291	248

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,285 and $6,712, respectively	5,226	5,800
Franchises, net	9,221	9,826
Total investment in cable properties, net	14,447	15,626

OTHER NONCURRENT ASSETS	282	318

Total assets	$15,020	$16,192

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,252	$1,096
Payables to related party	108	83
Total current liabilities	1,360	1,179

LONG-TERM DEBT	18,392	18,525
LOANS PAYABLE - RELATED PARTY	4	22
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	352	392
MINORITY INTEREST	191	188

MEMBER’S DEFICIT:
Member’s deficit	(5,294)	(4,130)
Accumulated other comprehensive income	1	2

Total member’s deficit	(5,293)	(4,128)

Total liabilities and member’s deficit	$15,020	$16,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES	$1,388	$1,265	$4,091	$3,746

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	615	564	1,830	1,645
Selling, general and administrative	309	263	860	746
Depreciation and amortization	334	362	1,024	1,092
Asset impairment charges	60	--	159	39
Other operating expenses, net	4	22	14	28

	1,322	1,211	3,887	3,550

Operating income from continuing operations	66	54	204	196

OTHER INCOME AND (EXPENSES):
Interest expense, net	(449)	(442)	(1,356)	(1,297)
Other income, net	111	504	101	549

	(338)	62	(1,255)	(748)

Income (loss) from continuing operations before income taxes	(272)	116	(1,051)	(552)

INCOME TAX EXPENSE	(1)	(2)	(5)	(10)

Income (loss) from continuing operations	(273)	114	(1,056)	(562)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	200	9	238	28

Net income (loss)	$(73)	$123	$(818)	$(534)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(818)	$(534)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,032	1,134
Asset impairment charges	159	39
Noncash interest expense	89	195
Deferred income taxes	--	6
(Gain) loss on sale of assets, net	(198)	5
Option compensation expense, net	10	11
Gain on derivative instruments and hedging activities, net	(8)	(43)
Gain on extinguishment of debt	(81)	(501)
Other, net	(12)	7
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	44	(5)
Prepaid expenses and other assets	(11)	(7)
Accounts payable, accrued expenses and other	119	(121)
Receivables from and payables to a related party, including management fees	19	(65)

Net cash flows from operating activities	344	121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(795)	(815)
Change in accrued expenses related to capital expenditures	4	39
Proceeds from sales of assets, including cable systems	988	38
Purchase of cable system	(42)	--
Purchase of investments	--	(1)
Proceeds from investments	42	16
Other, net	(1)	(2)

Net cash flows from investing activities	196	(725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,970	897
Borrowings from related parties	--	140
Repayments of long-term debt	(6,826)	(1,014)
Repayments to related parties	(20)	(112)
Proceeds from issuance of debt	440	294
Payments for debt issuance costs	(40)	(67)
Distributions	(3)	(60)

Net cash flows from financing activities	(479)	78

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61	(526)
CASH AND CASH EQUIVALENTS, beginning of period	14	546

CASH AND CASH EQUIVALENTS, end of period	$75	$20

CASH PAID FOR INTEREST	$1,088	$1,139

NONCASH TRANSACTIONS:
Issuance of debt by CCH I Holdings, LLC	$--	$2,423
Issuance of debt by CCH I, LLC	$419	$3,686
Issuance of debt by CCH II, LLC	$410	$--
Issuance of debt by Charter Communications Operating, LLC	$37	$333
Retirement of Charter Communications Holdings, LLC debt	$(796)	$(7,000)
Retirement of Renaissance Media Group LLC debt	$(37)	$--
Distribution of Charter Communication Inc. convertible notes and accrued interest	$(343)	$--
Transfer of property, plant and equipment from parent company	$--	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.     Organization and Basis of Presentation

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at September 30, 2006 are the equity interests in its operating subsidiaries. Charter Holdings is a subsidiary of CCHC, LLC (“CCHC”) which is a subsidiary of Charter Communications Holdings Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. (“Charter”). The condensed consolidated financial statements include the accounts of Charter Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." As part of the September 2006 exchange of Charter Holding notes for CCH I notes (see Note 2), CCHC contributed its 70% interest in the Class A preferred equity interests of CC VIII, LLC (“CC VIII”) to CCH I, LLC (“CCH I”). The contribution of the CC VIII interest was accounted for as a transaction among entities under common control, and accordingly financial statements of Charter Holdings reflect the contribution as if it had occurred on the date of a settlement with Paul Allen (see Note 18). All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand, and telephone. The Company sells its cable video programming, high-speed Internet, telephone and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures typically included in Charter Holding’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications

Certain 2005 amounts have been reclassified to conform with the 2006 presentation, including discontinued operations as discussed in Note 3.

2.     Liquidity and Capital Resources

The Company incurred net loss of $73 million for the three months ended September 30, 2006, and $818 million and $534 million for the nine months ended September 30, 2006 and 2005, respectively. The Company had net income of $123 million for the three months ended September 30, 2005. The Company’s net cash flows from operating activities were $344 million and $121 million for the nine months ended September 30, 2006 and 2005, respectively.

Recent Financing Transactions

In January 2006, CCH II, LLC ("CCH II") and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

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

In September 2006, Charter Holdings and its wholly owned subsidiaries, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings. Holders of Charter Holdings notes due in 2009-2010 tendered $308 million principal amount of notes for $250 million principal amount of new 10.25% CCH II notes due 2013 and $37 million principal amount of 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011-2012 tendered $490 million principal amount of notes for $425 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchanges were thereafter distributed to Charter Holdings and retired. Also in September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A Common Stock and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

The Company has a significant level of debt. The Company's long-term financing as of September 30, 2006 consists of $5.1 billion of credit facility debt and $13.3 billion accreted value of high-yield notes. For the remainder of 2006, none of the Company’s debt matures, and in 2007 and 2008, $130 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from Charter Holdco, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2006, the Company generated $344 million of net cash flows from operating activities, after paying cash interest of $1.1 billion. In addition, the Company received proceeds from the sale of assets of approximately $988 million and used approximately $795 million for purchases of property, plant and equipment. Finally, the Company had net cash flows used in financing activities of $479 million.

The Company expects that cash on hand, cash flows from operating activities, proceeds from sales of assets, and the amounts available under its credit facilities will be adequate to meet its and its parent companies’ cash needs through 2007. The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its and its parent companies’ interest and principal repayment obligations in 2008, and will not be sufficient to fund such needs in 2009 and beyond. The Company has been advised that Charter continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Debt Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios, and meet financial tests and to provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors. As of September 30, 2006, the Company is in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of September 30, 2006, the Company’s potential availability under its credit facilities totaled approximately $1.6 billion, although the actual availability at that time was only $695 million because of limits imposed by covenant restrictions. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance.

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

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $7 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $75 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in November 2006 and in 2007.  CCHC also holds $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on Charter’s convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million of Charter’s convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC and Charter Holdings) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, and Charter Operating notes unless there is no default under the applicable indenture and each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended September 30, 2006, there was no default under any of these indentures. However, certain of the Company’s subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2006 financial results. As a result, distributions from certain of the Company’s subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures.

Specific Limitations

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met. For the quarter ended September 30, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on September 30, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

3.     Sale of Assets

In 2006, the Company sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million. The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. Also in the third quarter of 2006, the Company recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale.

During the second quarter of 2006, the Company determined, based on changes in the Company’s organizational and cost structure, that its asset groupings for long lived asset accounting purposes are at the level of their individual market areas, which are at a level below the Company’s geographic clustering. As a result, the Company has determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems, including a gain of $200 million on the closing of the transaction, have been presented as discontinued operations, net of tax for the three and nine months ended September 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Summarized consolidated financial information for the three and nine months ended September 30, 2006 and 2005 for the West Virginia and Virginia cable systems is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$--	$53	$109	$166
Net income	$200	$9	$238	$28

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska representing a total of approximately 33,000 analog video customers. During the nine months ended September 30, 2005, certain of those cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2005 of approximately $39 million.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As of September 30, 2006 and December 31, 2005, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,204	$--	$9,204	$9,806	$--	$9,806
Goodwill	61	--	61	52	--	52

	$9,265	$--	$9,265	$9,858	$--	$9,858
Finite-lived intangible assets:
Franchises with finite lives	$23	$6	$17	$27	$7	$20

For the nine months ended September 30, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $455 million and $2 million, respectively, related to cable asset sales completed in the first and third quarter of 2006 and $147 million as a result of the asset impairment charges recorded related to these cable asset sales (see Note 3). Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. Franchise amortization expense for the three and nine months ended September 30, 2006 was approximately $0 and $1 million, respectively, and for the three and nine months ended September 30, 2005 was approximately $1 million and $3 million, respectively. The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the nine months ended September 30, 2006, the net carrying amount of goodwill increased $9 million as a result of the Company’s purchase of certain cable systems in Minnesota from Seren Innovations, Inc. in January 2006.

5.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Accounts payable - trade	$72	$102
Accrued capital expenditures	77	73
Accrued expenses:
Interest	503	329
Programming costs	273	269
Franchise-related fees	58	67
Compensation	71	60
Other	198	196

	$1,252	$1,096

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

6.     Long-Term Debt

Long-term debt consists of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
8.250% senior notes due 2007	$105	$105	$105	$105
8.625% senior notes due 2009	187	187	292	292
9.920% senior discount notes due 2011	63	63	198	198
10.000% senior notes due 2009	105	105	154	154
10.250% senior notes due 2010	32	32	49	49
11.750% senior discount notes due 2010	21	21	43	43
10.750% senior notes due 2009	71	71	131	131
11.125% senior notes due 2011	52	52	217	217
13.500% senior discount notes due 2011	62	62	94	94
9.625% senior notes due 2009	52	52	107	107
10.000% senior notes due 2011	71	71	137	136
11.750% senior discount notes due 2011	55	55	125	120
12.125% senior discount notes due 2012	91	88	113	100
CCH I Holdings, LLC:
11.125% senior notes due 2014	151	151	151	151
9.920% senior discount notes due 2014	471	471	471	471
10.000% senior notes due 2014	299	299	299	299
11.750% senior discount notes due 2014	815	815	815	781
13.500% senior discount notes due 2014	581	581	581	578
12.125% senior discount notes due 2015	217	210	217	192
CCH I, LLC:
11.000% senior notes due 2015	3,987	4,094	3,525	3,683
CCH II, LLC:
10.250% senior notes due 2010	2,198	2,190	1,601	1,601
10.250% senior notes due 2013	250	262	--	--
CCO Holdings, LLC:
8¾% senior notes due 2013	800	795	800	794
Senior floating notes due 2010	550	550	550	550
Charter Communications Operating, LLC:
8.000% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	770	770	733	733
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	--	--	114	115
Credit Facilities
Charter Operating	5,140	5,140	5,731	5,731
	$18,296	$18,392	$18,453	$18,525

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date except as follows. Certain of the CIH notes, CCH I notes and CCH II notes issued in exchange for Charter Holdings notes in 2005 and 2006 are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due). As of September 30, 2006, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is approximately $18.0 billion.

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

In March 2006, the Company exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of new Charter Operating 8 3/8% senior second-lien notes due 2014 issued in a private transaction. The terms and conditions of the new Charter Operating 8 3/8% senior second-lien notes due 2014 are identical to Charter Operating’s currently outstanding 8 3/8% senior second-lien notes due 2014. In June 2006, the Company retired the remaining $77 million principal amount of Renaissance Media Group LLC’s 10% senior discount notes due 2008.

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

In September 2006, Charter Holdings, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings for $250 million principal amount of new 10.25% CCH II notes due 2013 and $462 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

Also in September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A common stock valued at $68 million and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

7.     Minority Interest

Minority interest on the Company’s consolidated balance sheets as of September 30, 2006 and December 31, 2005 primarily represents preferred membership interests in CC VIII, an indirect subsidiary of Charter Holdings, of $191 million and $188 million, respectively. As more fully described in Notes 18 and 20, this preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder, and CCH I. Approximately 5.6% of CC VIII’s income is allocated to minority interest.

8.     Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the three months ended September 30, 2006 was $74 million and was $819 million and $519 million for the nine months ended September 30, 2006 and 2005, respectively. Comprehensive income for the three months ended September 30, 2005 was $128 million.

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2006 and 2005, other income, net includes gains of $0 and $1 million, respectively, and for each of the nine months ended September 30, 2006 and 2005, other income, net includes gains of $2 million which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $5 million, respectively, and for the nine months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $14 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2006 and 2005, other income, net includes losses of $3 million and gains of $16 million, respectively, and for the nine months ended September 30, 2006 and 2005, other income, net includes gains of $6 million and $41 million, respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2006 and December 31, 2005, the Company had outstanding $1.7 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

10.     Revenues

Revenues consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Video	$836	$811	$2,520	$2,434
High-speed Internet	267	222	773	647
Telephone	37	9	86	23
Advertising sales	81	72	228	207
Commercial	78	68	227	196
Other	89	83	257	239

	$1,388	$1,265	$4,091	$3,746

11.     Operating Expenses

Operating expenses consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Programming	$371	$343	$1,126	$1,021
Service	216	196	624	552
Advertising sales	28	25	80	72

	$615	$564	$1,830	$1,645

12.     Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

General and administrative	$253	$226	$724	$644
Marketing	56	37	136	102

	$309	$263	$860	$746

Components of selling expense are included in general and administrative and marketing expense.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

13.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Loss on sale of assets, net	$2	$1	$2	$5
Hurricane asset retirement loss	--	19	--	19
Special charges, net	2	2	12	4

	$4	$22	$14	$28

Special charges, net for the three and nine months ended September 30, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring. Special charges, net for the three and nine months ended September 30, 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.

For the three and nine months ended September 30, 2005, hurricane asset retirement loss represents the write off of $19 million of the Company’s plants’ net book value as a result of significant plant damage suffered by certain of the Company’s cable systems in Louisiana as a result of hurricanes Katrina and Rita.

For the nine months ended September 30, 2005, special charges, net were offset by approximately $2 million related to an agreed upon discount in respect of the portion of settlement consideration payable under the settlement terms of class action lawsuits.

14.     Other Income, Net

Other income, net consists of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Gain (loss) on derivative instruments and hedging activities, net	$(3)	$17	$8	$43
Gain on extinguishment of debt	108	490	81	494
Minority interest	(2)	(3)	(3)	(9)
Gain on investments	8	--	12	21
Other, net	--	--	3	--

	$111	$504	$101	$549

Gain on extinguishment of debt

The exchange in September 2006 between Charter Holdings and CCH I and CCH II resulted in a gain on extinguishment of debt for the three and nine months ended September 30, 2006 of approximately $108 million. See Note 6.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Charter Operating refinancing in April 2006 resulted in a loss on extinguishment of debt for the nine months ended September 30, 2006 of approximately $27 million. See Note 6.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings for $3.5 billion principal amount of new 11% CCH I senior secured notes due 2015 and $2.5 billion principal amount of various series of new CIH notes. The exchanges resulted in a net gain on extinguishment of debt for the three and nine months ended September 30, 2005 of approximately $490 million.

In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placements, approximately $333 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. The exchanges resulted in a gain on extinguishment of debt of approximately $10 million for the nine months ended September 30, 2005.

In March 2005, Charter Holdings’ subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt for the nine months ended September 30, 2005 of approximately $5 million.

Gain on investments

Gain on investments for the three and nine months ended September 30, 2006 represents gains realized on the sale of investments. Gain on investments for the nine months ended September 30, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise.

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

As of September 30, 2006 and December 31, 2005, the Company had net deferred income tax liabilities of approximately $199 million and $213 million, respectively. The net deferred tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

During the three and nine months ended September 30, 2006, the Company recorded $1 million and $5 million of income tax expense, respectively. During the three and nine months ended September 30, 2005, the Company recorded $2 million and $10 million of income tax expense, respectively. Income tax expense is recognized through current federal and state income tax expense as well as increases to the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2003 and 2002. In addition, one of the Company’s indirect corporate subsidiaries is under examination by the Internal Revenue Service for the tax year ended December 31, 2004. The Company’s results (excluding the indirect corporate subsidiaries, with the exception of the indirect corporate subsidiary under examination) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

16.     Contingencies

The Company is a defendant or co-defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, the Company expects that any potential liability would be the responsibility of its equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, it may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, the lawsuits could be material to the Company’s consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations or liquidity.

The Company is a party to other lawsuits and claims that arise in the ordinary course of conducting its business. The ultimate outcome of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three months ended September 30, 2006 and 2005, respectively: risk-free interest rates of 4.9% and 4.2%; expected volatility of 72.9% and 68.5%; and expected lives of 6.25 years and 4.5 years, respectively. The following weighted average assumptions were used for grants during the nine months ended September 30, 2006 and 2005, respectively: risk-free interest rates of 4.7% and 4.0%; expected volatility of 86.3% and 69.9%; and expected lives of 6.25 years and 4.5 years, respectively. The valuations assume no dividends are paid. During the three and nine months ended September 30, 2006, Charter granted 0.6 million and 5.5 million stock options, respectively, with a weighted average exercise price of $1.18 and $1.08, respectively. As of September 30, 2006, Charter had 27.5 million and 11.6 million options outstanding and exercisable, respectively, with weighted average exercise prices of $3.81 and $6.44, respectively, and weighted average remaining contractual lives of 8 years and 6 years, respectively.

On January 1, 2006, the Company adopted revised SFAS No. 123, Share - Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements. The Company recorded $3 million of option compensation expense which is included in general and administrative expense for each of the three month periods ended September 30, 2006 and 2005 and $10 million and $11 million for the nine months ended September 30, 2006 and 2005, respectively.

In February 2006, the Compensation and Benefits Committee of Charter’s Board of Directors approved a modification to the financial performance measures under Charter's Long-Term Incentive Program ("LTIP") required to be met for

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

the performance shares to vest. After the modification, management believes that approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period. During the nine months ended September 30, 2006, Charter granted an additional 8.7 million performance shares under the LTIP. The impact of such grant and the modification of the 2005 awards was $3 million for the nine months ended September 30, 2006.

18.     Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

CC VIII, LLC

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, Charter Holdings’ indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with an initial value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate. In the event of a liquidation of CC VIII, the owners of the CC VIII interest would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC (“CC V”) and the owners of the CC VIII interest in proportion to their capital accounts (which would have equaled the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

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

As part of the debt exchange in September 2006 described in Note 6, CCHC contributed the CC VIII interest in the Class A preferred equity interests of CC VIII to CCH I. The CC VIII interest was pledged as security for all CCH I notes. The CC VIII preferred interests are entitled to a 2% accreting priority return on the priority capital.

19.     Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 effective January 1, 2007. The Company is currently assessing the impact of FIN 48 on its financial statements.

20.     Consolidating Schedules

In September 2006, Charter Holdings, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings for $250 million of new 10.25% CCH II notes due 2013 and $462 million principal amount of 11% CCH I notes due 2015 (the “Private Exchange”).

As part of the Private Exchange, CCHC contributed its 70% interest in the Class A preferred equity interests of CC VIII to CCH I. The contribution of the CC VIII interest was accounted for as a transaction among entities under common control, and accordingly financial statements of Charter Holdings reflect the contribution as if it had occurred on the date of the Settlement (as discussed in Note 18).

As discussed in Note 14, in September 2005, Charter Holdings’ subsidiaries, CIH and CCH I, issued $6.1 billion principal amount of new debt securities in exchange for $6.8 billion principal amount of old Charter Holdings notes.

The CCH II notes and CCH I notes issued as part of the September 2006 exchange offer described above, and the CIH notes and CCH I notes issued as part of the September 2005 exchange offer described above, are obligations of CIH, CCH I and CCH II, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Charter Holdings. The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

In 2005 and 2003, respectively, Charter Holdings entered into a series of transactions and contributions which had the effect of creating CIH, CCH I and CCH II as intermediate holding companies. The creation of these holding companies has each been accounted for as reorganizations of entities under common control. Accordingly, the accompanying financial schedules present the historical financial condition and results of operations of CIH, CCH I and CCH II as if the respective entities existed for all periods presented. Condensed consolidating financial statements as of September 30, 2006 and December 31, 2005 and for the nine months ended September 30, 2006 and 2005 follow.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of September 30, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$2	$3	$5	$65	$--	$75
Accounts receivable, net	--	--	--	--	185	--	185
Receivables from related party	25	--	--	6	--	(31)	--
Prepaid expenses and other current assets	--	--	--	--	31	--	31
Total current assets	25	2	3	11	281	(31)	291

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,226	--	5,226
Franchises, net	--	--	--	--	9,221	--	9,221
Total investment in cable properties, net	--	--	--	--	14,447	--	14,447

INVESTMENT IN SUBSIDIARIES	--	--	1,966	4,201	--	(6,167)	--

OTHER NONCURRENT ASSETS	6	20	48	24	184	--	282

Total assets	$31	$22	$2,017	$4,236	$14,912	$(6,198)	$15,020

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$37	$89	$197	$13	$916	$--	$1,252
Payables to related party	--	2	3	--	134	(31)	108
Total current liabilities	37	91	200	13	1,050	(31)	1,360

LONG-TERM DEBT	964	2,527	4,094	2,452	8,355	--	18,392
LOANS PAYABLE - RELATED PARTY	(105)	--	--	(195)	304	--	4
DEFERRED MANAGEMENT FEES - RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	352	--	352
MINORITY INTEREST	--	--	(445)	--	636	--	191
LOSSES IN EXCESS OF INVESTMENT	4,428	1,832	--	--	--	(6,260)	--
MEMBER’S EQUITY (DEFICIT)	(5,293)	(4,428)	(1,832)	1,966	4,201	93	(5,293)

Total liabilities and member’s equity (deficit)	$31	$22	$2,017	$4,236	$14,912	$(6,198)	$15,020

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of December 31, 2005

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$3	$8	$--	$3	$--	$14
Accounts receivable, net	--	--	--	--	212	--	212
Receivables from related party	24	--	--	--	--	(24)	--
Prepaid expenses and other current assets	--	--	--	--	22	--	22
Total current assets	24	3	8	--	237	(24)	248

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,800	--	5,800
Franchises, net	--	--	--	--	9,826	--	9,826
Total investment in cable properties, net	--	--	--	--	15,626	--	15,626

INVESTMENT IN SUBSIDIARIES	--	96	3,402	5,044	--	(8,542)	--

OTHER NONCURRENT ASSETS	14	21	45	14	224	--	318

Total assets	$38	$120	$3,455	5,058	$16,087	$(8,566)	$16,192

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42	$24	$107	$48	$875	$--	$1,096
Payables to related party	--	2	3	7	95	(24)	83
Total current liabilities	42	26	110	55	970	(24)	1,179

LONG-TERM DEBT	1,746	2,472	3,683	1,601	9,023	--	18,525
LOANS PAYABLE - RELATED PARTY	--	--	--	--	22	--	22
DEFERRED MANAGEMENT FEES - RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	392	--	392
MINORITY INTEREST	--	--	(434)	--	622	--	188
LOSSES IN EXCESS OF INVESTMENT	2,378	--	--	--	--	(2,378)	--
MEMBER’S EQUITY (DEFICIT)	(4,128)	(2,378)	96	3,402	5,044	(6,164)	(4,128)

Total liabilities and member’s equity (deficit)	$38	$120	$3,455	$5,058	$16,087	$(8,566)	$16,192

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$4,091	$--	$4,091

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,830	--	1,830
Selling, general and administrative	--	--	--	--	860	--	860
Depreciation and amortization	--	--	--	--	1,024	--	1,024
Asset impairment charges	--	--	--	--	159	--	159
Other operating expenses, net	--	--	--	--	14	--	14

	--	--	--	--	3,887	--	3,887

Operating income from continuing operations	--	--	--	--	204	--	204

OTHER INCOME AND (EXPENSES):
Interest expense, net	(129)	(217)	(287)	(149)	(574)	--	(1,356)
Other income (expense), net	108	--	11	--	(18)	--	101
Equity in losses of subsidiaries	(797)	(580)	(304)	(155)	--	1,836	--

	(818)	(797)	(580)	(304)	(592)	1,836	(1,255)

Loss from continuing operations before income taxes	(818)	(797)	(580)	(304)	(388)	1,836	(1,051)

INCOME TAX EXPENSE	--	--	--	--	(5)	--	(5)

Loss from continuing operations	(818)	(797)	(580)	(304)	(393)	1,836	(1,056)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	--	--	--	238	--	238

Net loss	$(818)	$(797)	$(580)	$(304)	$(155)	$1,836	$(818)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2005

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$3,746	$--	$3,746

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,645	--	1,645
Selling, general and administrative	--	--	--	--	746	--	746
Depreciation and amortization	--	--	--	--	1,092	--	1,092
Asset impairment charges	--	--	--	--	39	--	39
Other operating expenses, net	--	--	--	--	28	--	28

	--	--	--	--	3,550	--	3,550

Operating income from continuing operations	--	--	--	--	196	--	196

OTHER INCOME AND (EXPENSES):
Interest expense, net	(665)	(2)	(3)	(125)	(502)	--	(1,297)
Other income (expense), net	520	(8)	(12)	--	49	--	549
Equity in losses of subsidiaries	(389)	(379)	(364)	(239)	--	1,371	--

	(534)	(389)	(379)	(364)	(453)	1,371	(748)

Loss from continuing operations before income taxes	(534)	(389)	(379)	(364)	(257)	1,371	(552)

INCOME TAX EXPENSE	--	--	--	--	(10)	--	(10)

Loss from continuing operations	(534)	(389)	(379)	(364)	(267)	1,371	(562)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	--	--	--	28	--	28

Net loss	$(534)	$(389)	$(379)	$(364)	$(239)	$1,371	$(534)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(818)	$(797)	$(580)	$(304)	$(155)	$1,836	$(818)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,032	--	1,032
Asset impairment charges	--	--	--	--	159	--	159
Noncash interest expense	17	56	(6)	4	18	--	89
Equity in losses of subsidiaries	797	580	304	155	--	(1,836)	--
Other, net	(108)	--	(10)	--	(171)	--	(289)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	44	--	44
Prepaid expenses and other assets	--	--	--	--	(11)	--	(11)
Accounts payable, accrued expenses and other	18	66	74	(53)	14	--	119
Receivables from and payables to related party, including deferred management fees	2	--	--	(13)	30	--	19

Net cash flows from operating activities	(92)	(95)	(218)	(211)	960	--	344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(795)	--	(795)
Change in accrued expenses related to capital expenditures	--	--	--	--	4	--	4
Proceeds from sale of assets	--	--	--	--	988	--	988
Purchase of cable system	--	--	--	--	(42)	--	(42)
Proceeds from investments	--	--	--	--	42	--	42
Other, net	--	--	--	--	(1)	--	(1)

Net cash flows from investing activities	--	--	--	--	196	--	196

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	5,970	--	5,970
Borrowings from related parties	(105)	--	--	(195)	300	--	--
Repayments of long-term debt	--	--	--	(188)	(6,638)	--	(6,826)
Repayments to related parties	--	--	--	--	(20)	--	(20)
Proceeds from issuance of debt	--	--	--	440	--	--	440
Payments for debt issuance costs	(2)	--	(5)	(14)	(19)	--	(40)
Net Contributions (Distributions)	199	94	218	173	(687)	--	(3)

Net cash flows from financing activities	92	94	213	216	(1,094)	--	(479)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(1)	(5)	5	62	--	61
CASH AND CASH EQUIVALENTS, beginning of period	--	3	8	--	3	--	14

CASH AND CASH EQUIVALENTS, end of period	$--	$2	$3	$5	$65	$--	$75

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2005

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(534)	$(389)	$(379)	$(364)	$(239)	$1,371	$(534)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,134	--	1,134
Asset impairment charges	--	--	--	--	39	--	39
Noncash interest expense	170	2	--	2	21	--	195
Equity in losses of subsidiaries	389	379	364	239	--	(1,371)	--
Other, net	(521)	8	12	--	(14)	--	(515)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	10	--	--	--	(15)	--	(5)
Prepaid expenses and other assets	--	--	--	--	(7)	--	(7)
Accounts payable, accrued expenses and other	(67)	3	12	(41)	(28)	--	(121)
Receivables from and payables to related party, including deferred management fees	1	1	1	--	(68)	--	(65)

Net cash flows from operating activities	(552)	4	10	(164)	823	--	121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(815)	--	(815)
Change in accrued expenses related to capital expenditures	--	--	--	--	39	--	39
Proceeds from sale of assets	--	--	--	--	38	--	38
Purchases of investments	--	--	--	--	(1)	--	(1)
Proceeds from investments	--	--	--	--	16	--	16
Other, net	--	--	--	--	(2)	--	(2)

Net cash flows from investing activities	--	--	--	--	(725)	--	(725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	897	--	897
Borrowings from related parties	--	--	--	--	140	--	140
Repayments of long-term debt	--	--	--	--	(1,014)	--	(1,014)
Repayments to related parties	--	--	--	--	(112)	--	(112)
Proceeds from issuance of debt	--	--	--	--	294	--	294
Payments for debt issuance costs	--	(8)	(51)	--	(8)	--	(67)
Net Contributions (Distributions)	552	7	49	164	(832)	--	(60)

Net cash flows from financing activities	552	(1)	(2)	164	(635)	--	78

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	3	8	--	(537)	--	(526)
CASH AND CASH EQUIVALENTS, beginning of period	--	--	--	--	546	--	546

CASH AND CASH EQUIVALENTS, end of period	$--	$3	$8	$--	$9	$--	$20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets as of September 30, 2006 are equity interests in its operating subsidiaries. Charter Holdings is a subsidiary of CCHC, LLC (“CCHC”) which is a subsidiary of Charter Communications Holdings Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. (“Charter”). "We," "us" and "our" refer to Charter Holdings and/or its subsidiaries.

We are a broadband communications company operating in the United States. We offer our customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand, telephone and interactive television. We sell our cable video programming, high-speed Internet, telephone and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of September 30, 2006 and 2005:

	Approximate as of
	September 30,	September 30,
	2006 (a)	2005 (a)

Video Cable Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,216,900	5,636,100
Multi-dwelling (bulk) and commercial unit customers (c)	259,700	270,200
Total analog video customers (b)(c)	5,476,600	5,906,300

Digital Video:
Digital video customers (d)	2,767,900	2,749,400

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,343,200	2,120,000
Residential telephone customers (f)	339,600	89,900

After giving effect to the acquisition of cable systems in January 2006 and the sales of certain non-strategic cable systems in the third quarter of 2006, September 30, 2005 analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,523,500, 2,588,700, 2,023,900 and 104,700, respectively.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At September 30, 2006 and 2005, "customers" include approximately 51,200 and 49,300 persons whose accounts were over 60 days past due in payment, approximately 11,300 and 9,900 persons whose accounts were over 90 days past due in payment, and approximately 6,200 and 6,000 of which were over 120 days past due in payment, respectively.

(b)
"Analog video customers" include all customers who receive video services (including those who also purchase high-speed Internet and telephone services) but excludes approximately 289,700 and 261,800 customers at September 30, 2006 and 2005, respectively, who receive high-speed Internet service only or telephone service only and who are only counted as high-speed Internet customers or telephone customers.

(c)
Included within "analog video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on September 30, 2006 and 2005 are approximately 6,700 and 8,900 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	"Residential high-speed Internet customers" represent those customers who subscribe to our high-speed Internet service.

(f)	"Residential telephone customers" include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. We had net losses of $73 million and $818 million for the nine months ended September 30, 2006 and 2005, respectively.

For the three months ended September 30, 2006 and 2005, our operating income from continuing operations was $66 million and $54 million, respectively, and for the nine months ended September 30, 2006 and 2005, our operating income from continuing operations was $204 million and $196 million, respectively. Operating income from continuing operations includes depreciation and amortization expense and asset impairment charges but excludes interest expense. We had operating margins of 5% and 4% for the three months ended September 30, 2006 and 2005, respectively, and 5% for each of the nine months ended September 30, 2006 and 2005. The increase in operating income from continuing operations and operating margins for the three months ended September 30, 2006 compared to 2005 was principally due to an increase in revenue over expenses as a result of increased customers for digital and advanced services as well as overall rate increases.

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

Sale of Assets

In 2006, we sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. Also, in the third quarter of 2006, we recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale. In the third quarter of 2006 we have also determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems, including a gain of approximately $200 million on the transaction, have been presented as discontinued operations, net of tax for the three and nine months ended September 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Three Months Ended September 30,
	2006		2005

Revenues	$1,388	100%	$1,265	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	615	44%	564	45%
Selling, general and administrative	309	22%	263	21%
Depreciation and amortization	334	24%	362	29%
Asset impairment charges	60	5%	--	--
Other operating expenses, net	4	--	22	1%

	1,322	95%	1,211	96%

Operating income from continuing operations	66	5%	54	4%

Interest expense, net	(449)		(442)
Other income, net	111		504

	(338)		62

Income (loss) from continuing operations before income taxes	(272)		116

Income tax expense	(1)		(2)

Income (loss) from continuing operations	(273)		114

Income from discontinued operations, net of tax	200		9

Net income (loss)	$(73)		$123

Revenues. The overall increase in revenues from continuing operations in 2006 compared to 2005 is principally the result of an increase from September 30, 2005 of 299,100 high-speed Internet customers, 133,200 digital video customers and 234,900 telephone customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 189,700 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages, and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, video on demand ("VOD"), high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $83.27 for the three months ended September 30, 2006 from $74.34 for the three months ended September 30, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total quarterly revenue, divided by three, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$836	60%	$811	64%	$25	3%
High-speed Internet	267	19%	222	18%	45	20%
Telephone	37	3%	9	1%	28	311%
Advertising sales	81	6%	72	6%	9	13%
Commercial	78	6%	68	5%	10	15%
Other	89	6%	83	6%	6	7%

	$1,388	100%	$1,265	100%	$123	10%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $28 million of the increase was the result of price increases and incremental video revenues on advanced services from existing customers and approximately $15 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $6 million related to a decrease in analog video customers and approximately $12 million related to the cable asset sales described above in “Sale of Assets” (the “System Sales”).

Approximately $37 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $10 million related to the increase in average price of the service. The increases were offset by approximately $2 million related to the System Sales.

Revenues from telephone services increased primarily as a result of an increase of 234,900 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local and national advertising sales. For the three months ended September 30, 2006 and 2005, we received $3 million and $5 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the three months ended September 30, 2006 and 2005, franchise fees represented approximately 51% and 53%, respectively, of total other revenues. The increase in other revenues was primarily the result of an increase in installation revenue of $3 million and wire maintenance fees of $3 million.

Operating Expenses. Programming costs represented 61% of operating expenses for each of the three months ended September 30, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$371	27%	$343	27%	$28	8%
Service	216	15%	196	16%	20	10%
Advertising sales	28	2%	25	2%	3	12%

	$615	44%	$564	45%	$51	9%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases and was offset in part by approximately $5 million related to the System Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $4 million and $9 million for the three months ended September 30, 2006 and 2005, respectively.

Our cable programming costs have increased in every year in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of bandwidth reallocation, both of which increase channel capacity. In 2006, programming costs have increased and we expect will continue to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and may be subject to offsetting events. Our increasing programming costs have resulted in declining operating margins on our video services because we have been unable to fully pass on all cost increases to our customers. We expect to partially offset the resulting margin compression on our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, costs of providing high-speed Internet service and telephone service, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs resulted primarily from increased costs of providing high-speed Internet and telephone service of $10 million, increased franchise fees of $3 million, increased labor and maintenance costs to improve service levels and to support our advanced products of $6 million, and higher fuel and utility prices of $1 million. The increases in service costs were offset in part by approximately $3 million related to the System Sales. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased costs in these areas.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$253	18%	$226	18%	$27	12%
Marketing	56	4%	37	3%	19	51%

	$309	22%	$263	21%	$46	17%

General and administrative expenses consist primarily of salaries and benefits, customer care center costs, billing costs, internal network costs, and bad debt expense. The increase in general and administrative expenses resulted primarily from a rise in call center costs of $16 million, an increase in salaries and benefits of $8 million, property and casualty losses of $6 million, bad debt expense of $3 million, billing costs of $2 million, and computer maintenance of $2 million offset by decreases in consulting services of $10 million, approximately $2 million related to the System Sales.

Marketing expenses increased as a result of increased spending in targeted marketing campaigns consistent with management’s strategy to increase revenues.

Depreciation and Amortization. Depreciation and amortization expense decreased by $28 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease in depreciation was primarily the result of assets becoming fully depreciated. Approximately $7 million of the decrease was related to the System Sales.

Asset Impairment Charges. Asset impairment charges for the three months ended September 30, 2006 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating Expenses, Net. Other operating expenses decreased $18 million from $22 million for the three months ended September 30, 2005 to $4 million for the three months ended September 30, 2006 primarily as a result of a $19 million hurricane asset retirement loss recognized during the three months ended September 30, 2005 which did not recur in 2006.

Interest Expense, Net. Net interest expense increased by $7 million, or 2%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 9.2% in the three months ended September 30, 2005 to 9.6% in the three months ended September 30, 2006 and an increase of $383 million in average debt outstanding from $18.3 billion for the three months ended September 30, 2005 to $18.7 billion for the three months ended September 30, 2006.

Other Income, Net. Other income decreased $393 million primarily as a result of a $382 million decrease in the gain on extinguishment of debt for the three months ended September 30, 2006 as compared to September 30, 2005. See Note 14 to the condensed consolidated financial statements. Other income also decreased as a result of a $20 million decrease in net gains on derivative instruments and hedging activities.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

Income From Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax increased from $9 million for the three months ended September 30, 2005 to $200 million for the three months ended September 30, 2006 due to a gain of $200 million recognized on the sale of the West Virginia and Virginia systems.

Net Income (Loss). Net income was $123 million for the three months ended September 30, 2005 and net loss was $73 million for the three months ended September 30, 2006 as a result of the factors described above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2006		2005

Revenues	$4,091	100%	$3,746	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	1,830	45%	1,645	44%
Selling, general and administrative	860	21%	746	20%
Depreciation and amortization	1,024	25%	1,092	29%
Asset impairment charges	159	4%	39	1%
Other operating expenses, net	14	--	28	1%

	3,887	95%	3,550	95%

Operating income from continuing operations	204	5%	196	5%

Interest expense, net	(1,356)		(1,297)
Other income, net	101		549

	(1,255)		(748)

Loss from continuing operations before income taxes	(1,051)		(552)

Income tax expense	(5)		(10)

Loss from continuing operations	(1,056)		(562)

Income from discontinued operations, net of tax	238		28

Net loss	$(818)		$(534)

Revenues. The overall increase in revenues from continuing operations in 2006 compared to 2005 is principally the result of an increase from September 30, 2005 of 299,100 high-speed Internet customers, 133,200 digital video customers and 234,900 telephone customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 189,700 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages, and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, VOD, high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $81.21 for the nine months ended September 30, 2006 from $72.95 for the nine months ended September 30, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total revenue for the nine months ended during the respective period, divided by nine, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,520	62%	$2,434	65%	$86	4%
High-speed Internet	773	19%	647	17%	126	19%
Telephone	86	2%	23	1%	63	274%
Advertising sales	228	6%	207	6%	21	10%
Commercial	227	5%	196	5%	31	16%
Other	257	6%	239	6%	18	8%

	$4,091	100%	$3,746	100%	$345	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $77 million of the increase was the result of price increases and incremental video revenues on advanced services from existing customers and approximately $41 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $20 million related to a decrease in analog video customers and approximately $12 million related to the System Sales.

Approximately $112 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $16 million related to the increase in average price of the service. The increases were offset by approximately $2 million related to the System Sales.

Revenues from telephone services increased primarily as a result of an increase of 234,900 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local and national advertising sales. For the nine months ended September 30, 2006 and 2005, we received $13 million and $11 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the nine months ended September 30, 2006 and 2005, franchise fees represented approximately 52% and 53%, respectively, of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $6 million, installation revenue of $6 million and wire maintenance fees of $6 million.

Operating Expenses. Programming costs represented 62% of operating expenses for each of the nine months ended September 30, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$1,126	28%	$1,021	27%	$105	10%
Service	624	15%	552	15%	72	13%
Advertising sales	80	2%	72	2%	8	11%

	$1,830	45%	$1,645	44%	$185	11%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases and was offset in part by approximately $5 million related to the System Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $12 million and $27 million for the nine months ended September 30, 2006 and 2005, respectively.

Our cable programming costs have increased in every year in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of bandwidth reallocation, both of which increase channel capacity. In 2006, programming costs have increased and we expect will continue to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and may be subject to offsetting events. Our increasing programming costs have resulted in declining operating margins on our video services because we have been unable to fully pass on all cost increases to our customers. We expect to partially offset the resulting margin compression on our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, costs of providing high-speed Internet service and telephone service, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs resulted primarily from increased costs of providing high-speed Internet and telephone service of $22 million, increased labor and maintenance costs to improve service levels and to support our advanced products of $22 million, an increase in service personnel salaries and benefits of $13 million, franchise fees of $9 million, and higher fuel and utility prices of $4 million. The increases in service costs were offset in part by approximately $3 million related to the System Sales. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased costs in these areas.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$724	18%	$644	17%	$80	12%
Marketing	136	3%	102	3%	34	33%

	$860	21%	$746	20%	$114	15%

General and administrative expenses consist primarily of salaries and benefits, customer care center costs, billing costs, internal network costs, and bad debt expense. The increase in general and administrative expenses resulted primarily from a rise in salaries and benefits of $23 million, an increase in call center costs of $44 million, increases in billing costs of $9 million, computer maintenance of $7 million, bad debt expense of $8 million and property and casualty losses of $8 million partially offset by decreases in consulting services of $18 million and approximately $2 million related to the System Sales.

Marketing expenses increased as a result of increased spending in targeted marketing campaigns consistent with management’s strategy to increase revenues.

Depreciation and Amortization. Depreciation and amortization expense decreased by $68 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in depreciation was primarily the result of assets becoming fully depreciated. Approximately $7 million of the decrease was related to the System Sales.

Asset Impairment Charges. Asset impairment charges for the nine months ended September 30, 2006 and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating Expenses, Net. Other operating expenses, net decreased $14 million as a result of a $19 million hurricane asset retirement loss recognized during the nine months ended September 30, 2005 which did not recur in 2006 partially offset by an $8 million increase in special charges related to severance associated with closing call centers and divisional restructuring.

Interest Expense, Net. Net interest expense increased by $59 million, or 5%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 9.1% in the nine months ended September 30, 2005 to 9.6% in the nine months ended September 30, 2006 and an increase of $317 million in average debt outstanding from $18.3 billion for the nine months ended September 30, 2005 compared to $18.6 billion for the nine months ended September 30, 2006.

Other Income, Net. Other income decreased $448 million primarily as a result of a $413 million decrease in the gain on extinguishment of debt for the nine months ended September 30, 2006 as compared to September 30, 2005. See Note 14 to the condensed consolidated financial statements. Other income also decreased as a result of a $35 million decrease in net gains on derivative instruments and hedging activities.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

Income From Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax increased from $28 million for the nine months ended September 30, 2005 to $238 million for the nine months ended September 30, 2006 due to a gain of $200 million recognized on the sale of the West Virginia and Virginia systems.

Net Loss. Net loss increased by $284 million, or 53%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Financing Transactions

In January 2006, CCH II, LLC ("CCH II") and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

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

In September 2006, Charter Holdings and its wholly owned subsidiaries, CCH I, LLC (“CCH I”) and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings. Holders of Charter Holdings notes due in 2009-2010 tendered $308 million principal amount of notes for $250 million principal amount of new 10.25% CCH II notes due 2013 and $37 million principal amount of 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011-2012 tendered $490 million principal amount of notes for $425 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchanges were thereafter distributed to Charter Holdings and retired. Also in September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A Common Stock and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

We have a significant level of debt. Our long-term financing as of September 30, 2006 consists of $5.1 billion of credit facility debt and $13.3 billion accreted value of high-yield notes. For the remainder of 2006, none of our debt matures, and in 2007 and 2008, $130 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from Charter Holdco, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2006, we generated $344 million of net cash flows from operating activities after paying cash interest of $1.1 billion. In addition, we received proceeds from the sale of assets of approximately $988 million and used approximately $795 million for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $479 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our and our parent companies’ access to the debt markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently believe unannounced future asset sales to be a significant source of liquidity.

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

Debt Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors. As of September 30, 2006, we are in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of September 30, 2006, our potential availability under our credit facilities totaled approximately $1.6 billion, although the actual availability at that time was only $695 million because of limits imposed by covenant restrictions. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $7 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $75 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in November 2006 and in 2007.  CCHC also holds $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on Charter’s convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million of Charter’s convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC and Charter Holdings) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default under the applicable indenture and each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended September 30, 2006, there was no default under any of these indentures. However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2006 financial results. As a result, distributions from certain of our subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures.

Specific Limitations

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended September 30, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on September 30, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

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

Sale of Assets

In the third quarter of 2006, we closed the Cebridge Transaction, New Wave Transaction and Orange Transaction for a total sales price of approximately $971 million. We used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of our credit facilities. Also in the third quarter of 2006, we recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale.

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

We held $75 million in cash and cash equivalents as of September 30, 2006 compared to $14 million as of December 31, 2005. For the nine months ended September 30, 2006, we generated $344 million of net cash flows from operating activities after paying cash interest of $1.1 billion. In addition, we received proceeds from the sale of assets of approximately $988 million and used approximately $795 million for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $479 million.

Operating Activities. Net cash provided by operating activities increased $223 million, or 184%, from $121 million for the nine months ended September 30, 2005 to $344 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $369 million more cash during the nine months ended September 30, 2006 than the corresponding period in 2005. The decrease in the cash used in operating assets and liabilities is primarily due to accelerated interest payments in the nine months ended September 30, 2005 as a result of the debt exchange in September 2005 coupled with the finalization of a class action settlement in the third quarter of 2005.

Investing Activities. Net cash provided by investing activities was $196 million for the nine months ended September 30, 2006 compared to net cash used by investing activities of $725 million for the nine months ended September 30, 2005, which was primarily related to $988 million of proceeds received from the sale of assets including cable systems.

Financing Activities. Net cash used by financing activities was $479 million for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $78 million for the nine months ended September 30, 2005. The increase in cash used during the nine months ended September 30, 2006 as compared to the corresponding period in 2005, was primarily the result of an increase in net repayments of long-term debt coupled with a decrease in borrowings from related parties.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $795 million and $815 million for the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures decreased as a result of decreases in expenditures related to line extensions and support capital partially offset by increased spending on customer premise equipment as a result of increases in digital video, high-speed Internet and telephone customers. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the nine months ended September 30, 2006 and 2005, our liabilities related to capital expenditures increased $4 million and $39 million, respectively.

During 2006, we expect capital expenditures to be approximately $1.1 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital and for scalable infrastructure costs. We have and expect to continue to fund capital expenditures for 2006 primarily from cash flows from operating activities, proceeds from asset sales and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Customer premise equipment (a)	$120	$94	$378	$322
Scalable infrastructure (b)	49	49	146	138
Line extensions (c)	23	37	82	114
Upgrade/Rebuild (d)	13	13	36	35
Support capital (e)	51	80	153	206

Total capital expenditures	$256	$273	$795	$815

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

As of September 30, 2006 and December 31, 2005, our long-term debt totaled approximately $18.4 billion and $18.5 billion, respectively. This debt was comprised of approximately $5.1 billion and $5.7 billion of credit facilities debt and $13.3 billion and $12.8 billion accreted amount of high-yield notes, respectively.

As of September 30, 2006 and December 31, 2005, the weighted average interest rate on the credit facility debt was approximately 7.9% and 7.8% and the weighted average interest rate on the high-yield notes was approximately 10.3% and 10.2%, respectively, resulting in a blended weighted average interest rate of 9.6% and 9.5%, respectively. The interest rate on approximately 78% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of September 30, 2006 and December 31, 2005. The fair value of our high-yield notes was $12.0 billion and $10.4 billion at September 30, 2006 and December 31, 2005, respectively. The fair value of our credit facilities is $5.2 billion and $5.7 billion at September 30, 2006 and December 31, 2005, respectively. The fair value of high-yield notes is based on quoted market prices and the fair value of the credit facilities is based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2006 and 2005, other income, net includes gains of $0 and $1 million, respectively, and for each of the nine months ended September 30, 2006 and 2005, other income, net includes gains of $2 million which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $5 million, respectively, and for the nine months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $14 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2006 and 2005, other income, net includes losses of $3 million and gains of $16 million, respectively, and for the nine months ended September 30, 2006 and 2005, other income, net includes gains of $6 million and $41 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2006 (dollars in millions):

	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at September 30, 2006

Debt:
Fixed Rate	$--	$105	$--	$415	$2,251	$303	$9,532	$12,606	$11,456
Average Interest Rate	--	8.25%	--	9.46%	10.26%	11.21%	10.13%	10.03%

Variable Rate	$--	$25	$50	$50	$600	$190	$4,775	$5,690	$5,729
Average Interest Rate	--	7.79%	7.47%	7.57%	9.07%	8.04%	8.04%	8.14%

Interest Rate Instruments:
Variable to Fixed Swaps	$898	$775	$--	$--	$--	$--	$--	$1,673	$2
Average Pay Rate	7.66%	7.57%	--	--	--	--	--	7.62%
Average Receive Rate	7.98%	7.92%	--	--	--	--	--	7.95%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at September 30, 2006.

At September 30, 2006 and December 31, 2005, we had outstanding $1.7 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

Item 1.     Legal Proceedings.

We are a defendant or co-defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that we infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers. While we believe the lawsuits are without merit and intend to defend the actions vigorously, the lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations or liquidity.

We are a party to other lawsuits and claims that arise in the ordinary course of conducting our business. The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Some of these factors are beyond our control. If we and our parent companies are unable to generate sufficient cash flow or access additional external liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges or fund our and our parent companies’ other liquidity and capital needs. Although our subsidiaries, CCH II and CCH II Capital Corp., sold $450 million principal amount of 10.250% senior notes due 2010 in January 2006, our subsidiary, Charter Operating, completed a $6.85 billion refinancing of its credit facilities in April 2006 and we and certain of our parent companies and subsidiaries completed the exchange offers in September 2006, we may not be able to access additional sources of external liquidity on similar terms, if at all. We expect that cash on hand, cash flows from operating activities, proceeds from sales of assets and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2007. We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to access funds under our credit facilities if we fail to satisfy the covenant restrictions in our credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service our and our parent companies’ debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $1.6 billion as of September 30, 2006, although the actual availability at that time was only $695 million because of limits imposed by covenant restrictions. There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under Charter Operating’s credit facilities is the absence of a default under the credit facilities, including as a result of any failure to comply with the covenants under the facilities. Among other covenants, the facilities require Charter Operating to maintain specific financial ratios. The facilities also provide that Charter Operating has to obtain an unqualified audit opinion from its independent accountants for each fiscal year. There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.

A failure by us to satisfy certain of our debt payment obligations or a bankruptcy filing with respect to indebtedness in an outstanding aggregate principal amount which exceeds $200 million would give the lenders under the Charter Operating credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indentures governing our notes.

Furthermore, the Charter Operating credit facilities provide that an event of default would occur if certain of Charter Operating's parent companies have indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to its final maturity. The parent company indebtedness subject to this provision will mature in 2010. The inability of those parent companies to refinance or repay their indebtedness would result in a default under those credit facilities.

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

Our sole assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make distributions to us is subject to their compliance with the terms of their credit facilities and indentures and restrictions under applicable law. Under the Delaware limited liability company act, our subsidiaries may only pay dividends to us if they have “surplus” as defined in the act. Under fraudulent transfer laws, our subsidiaries may not pay dividends to us if they are insolvent or are rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities. Several of our subsidiaries are also obligors under other senior high yield notes. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Covenants.” Our notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries. As of September 30, 2006, our total debt was approximately $18.4 billion, of which approximately $17.4 billion was structurally senior to the Charter Holdings notes.

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

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future. As of September 30, 2006, our total debt was approximately $18.4 billion, our member’s deficit was approximately $5.3 billion and the deficiency of earnings to cover fixed charges for the three and nine months ended September 30, 2006 was $70 million and $810 million, respectively.

As of September 30, 2006, approximately $413 million aggregate principal amount of Charter’s convertible notes were outstanding. In addition, $450 million of Charter's convertible notes are held by CCHC. Charter will need to raise additional capital and/or receive distributions or payments from its subsidiaries in order to satisfy its debt obligations in 2009. However, because of its and our significant indebtedness, the ability of Charter and our ability to raise additional capital at reasonable rates or at all is uncertain, and the ability of our and their subsidiaries to make distributions or payments to our and their respective parent companies is subject to availability of funds and restrictions under our and our subsidiaries’ applicable debt instruments.

To the extent we and our parent companies rely on receiving distributions from their subsidiaries, they are subject to compliance with the terms of our credit facilities and indentures and restrictions under applicable law. Under the Delaware limited liability company act, subsidiaries may only pay dividends to their parent if they have "surplus" as defined in the act. Under fraudulent transfer laws, subsidiaries may not pay dividends to their parent if they are insolvent or are rendered insolvent thereby. While we believe that Charter’s relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service parent company indebtedness.

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

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries and the economy at large;
•	place us at a disadvantage as compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because a significant portion of our borrowings are, and will continue to be, at variable rates of interest;
•	expose us to increased interest expense as we refinance existing lower interest rate instruments;

•	adversely affect our relationship with customers and suppliers;
•	limit our and our parent companies’ ability to borrow additional funds in the future, if we or they need them, due to applicable financial and restrictive covenants in our debt; and
•
make it more difficult for us to satisfy our obligations to the holders of our notes and to the lenders under our credit facilities as well as our parent companies’ ability to satisfy their obligations to their noteholders.

A default by us or one of our parent companies under our or their debt obligations could result in the acceleration of those obligations and the obligations under our and our parent companies’ other notes. We may not have the ability to fund our obligations under our notes in the event of such a default. We and our parent companies may incur substantial additional debt in the future. If current debt levels increase, the related risks that we now face will intensify.

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

The breach of any covenants or obligations in our foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our and our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and Charter Operating’s credit facilities and other debt of our subsidiaries.

All of our and our parent companies’ outstanding debt is subject to change of control provisions. We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ indebtedness following a change of control, which would place us and our parent companies in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ notes and our credit facilities following a change of control. Under the indentures governing our and our parent companies’ notes, upon the occurrence of specified change of control events, the applicable note issuer is required to offer to repurchase all of its outstanding notes. However, we and our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes, and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase. In addition, a change of control under our credit facilities would result in a default under those credit facilities. Because such credit facilities and our subsidiaries’ notes are obligations of our subsidiaries, the credit facilities and our subsidiaries’ notes would have to be repaid by our subsidiaries before their assets could be available to us or our parent companies to repurchase our and our parent companies’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their credit facilities would place them in default.

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

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top boxes. Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period. A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have a material adverse effect on our business and financial results.

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

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties. We expect that these expenses will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported net losses of $73 million, $818 million and $534 million for the three months ended September 30, 2006 and for the nine months ended September 30, 2006 and 2005, respectively. We reported net income of $123 million for the three months ended September 30, 2005. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of October 6, 2006, approximately 7% of our current programming contracts were expired, and approximately another 4% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 8% and 10% in the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005, respectively. We expect our programming costs in 2006 to continue to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures in 2006, 2007 and beyond exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the three and nine months ended September 30, 2006, we spent approximately $256 million and $795 million, respectively, on capital expenditures. During 2006, we expect capital expenditures to be approximately $1.1 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital in 2006, 2007 and beyond if there is accelerated growth in high-speed

Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, financial condition and results of operations could suffer materially.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with unanticipated technological developments or that we will successfully anticipate the demand of our customers for products and services requiring new technology. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

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

Mr. Allen has the ability to control us. Through his control as of September 30, 2006 of approximately 90% of the voting power of the capital stock of our manager, Charter, Mr. Allen is entitled to elect all but one of Charter’s board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

The recent issuance of Charter Class A common stock, as well as possible future conversions of Charter convertible notes, significantly increase the risk that Charter will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of Charter’s existing net operating loss carryforwards.

As of September 30, 2006, Charter had approximately $6.4 billion of tax net operating losses (resulting in a gross deferred tax asset of approximately $2.6 billion) expiring in the years 2007 through 2026. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset any of Charter’s future taxable income. An “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income Charter may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate Charter’s ability to use a substantial portion of its net operating losses to offset future taxable income.

The issuance of 45 million shares of Charter Class A common stock in connection with the September 2006 exchange offer, up to a total of 150 million shares of Charter Class A common stock (of which a total of 59.5 million are outstanding as of September 2006) offered pursuant to a share lending agreement executed by Charter in connection with the issuance of the 5.875% convertible senior notes in November 2004, as well as possible future conversions of Charter convertible notes, significantly increases the risk that Charter will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of Charter’s existing net operating loss carryforwards. As of September 30, 2006, the issuance and return of shares associated with the share lending agreement did not result in Charter experiencing an ownership change. However, future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by Charter (including but not limited to issuances upon future conversion of Charter’s 5.875% convertible senior notes), reacquisitions of the borrowed shares by Charter, or acquisitions or sales of shares by certain holders of Charter shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into Charter Class A common stock). Many of the foregoing transactions are beyond our control.

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

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 12% of our franchises, covering approximately 14% of our analog video customers, were expired as of September 30, 2006. Approximately 2% of additional franchises, covering approximately an additional 4% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

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

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in several states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of factors, including provisions withholding streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. A proceeding is pending at the Federal Communications Commission ("FCC'') to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. We are not yet able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of September 30, 2006, we are aware of overbuild situations impacting approximately 8% of our estimated homes passed, and potential overbuild situations in areas servicing approximately an additional 8% of our estimated homes passed. Additional overbuild situations may occur in other systems.

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

We may be required to provide access to our networks to other Internet service providers which could significantly increase our competition and adversely affect our ability to provide new products and services.

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

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision is subject to a petition for reconsideration which is pending. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

In 2002, we began to offer voice communications services on a limited basis over our broadband network. We continue to develop and deploy Voice over Internet Protocol or VoIP services. The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has extended certain traditional telecommunications requirements, such as E911 and Universal Service requirements, to many VoIP providers, such as Charter. The FCC has also required that these VoIP providers comply with obligations applied to traditional telecommunications carriers to ensure their networks can accommodate law enforcement wiretaps by May 2007, which requirement has been affirmed by the Court of Appeals for the D.C. Circuit. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 6.     Exhibits.

The index to the exhibits begins on page 57 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation have duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS HOLDINGS, LLC
Registrant

By: CHARTER COMMUNICATIONS, INC., Sole Manager

Dated: November 13, 2006	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
Registrant

Dated: November 13, 2006	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1+
Employment Agreement dated as of August 1, 2006 by and between Marwan Fawaz and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 1, 2006 (File No. 000-27927)).

10.2
Indenture relating to the 10.25% Senior Notes due 2013, dated as of September 14, 2006, by and between CCH II, LLC, CCH II Capital Corp. as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006)).

10.3
First Supplemental Indenture relating to the 11.00% Senior Notes due 2015, dated as of September 14, 2006, by and between CCH I, LLC, CCH I Capital Corp. as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006)).

10.4
Amendment to the Pledge Agreement between CCH I, LLC in favor of The Bank of New York Trust Company, N.A., as Collateral Agent, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006)).

10.5
Exchange and Registration Rights Agreement dated as of September 14, 2006 by CCH I, LLC, CCH I Capital Corp., CCH II, LLC, CCH II Capital Corp. and Charter Communications Holdings, LLC. (Incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on September 19, 2006 (File No. 000-27927)).

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