Form 10-K
period 2006-12-31
CHARTER COMMUNICATIONS HOLDINGS LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2007-03-30
CIK 1085476, 1085475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission File Number: 333-77499
                                                 333-77499-01

Charter Communications Holdings, LLC*
Charter Communications Holdings Capital Corporation*
(Exact name of registrants as specified in their charters)

Delaware	43-1843179
Delaware	43-1843177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-0555
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

                              Securities registered pursuant to section 12(b) of the Act: None
                              Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated filer ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates at June 30, 2006 was $0. All of the limited liability company membership interests of Charter Communications Holdings, LLC are held by CCHC, LLC. All of the issued and outstanding shares of capital stock of Charter Communications Holdings Capital Corporation are held by Charter Communications Holdings, LLC. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of March 27, 2007: 100.

*Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation meet the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and are therefore filing with the reduced disclosure format.

Documents Incorporated By Reference
Neither an Annual Report to security holders, a proxy statement nor a prospectus under Rule 424(b) or (c) are incorporated herewith.

CHARTER COMMUNICATIONS HOLDINGS, LLC
CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2006

This annual report on Form 10-K is for the year ended December 31, 2006. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Charter Communications Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading "Business - Focus for 2007," and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•
our and our parent companies’ ability to comply with all covenants in our and our parent companies’ indentures and credit facilities, any violation of which could trigger a default of our and our parent companies’ other obligations under cross-default provisions;

•
our and our parent companies’ ability to pay or refinance debt prior to or when it becomes due and/or to take advantage of market opportunities and market windows to refinance that debt through new issuances, exchange offers or otherwise, including restructuring our and our parent companies’ balance sheet and leverage position;

•	competition from other video programming distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•
unforeseen difficulties we may encounter in our continued introduction of our telephone services such as our ability to meet heightened customer expectations for the reliability of voice services compared to other services we provide and our ability to meet heightened demand for installations and customer service;

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

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1. Business.

Introduction

Charter Communications Holdings, LLC ("Charter Holdings") is a broadband communications company operating in the United States, with approximately 5.73 million customers at December 31, 2006. Charter Communications Holdings Capital Corporation (“Charter Capital”) is a wholly-owned subsidiary of Charter Holdings and was formed and exists solely as a co-issuer of the public debt issued with Charter Holdings. Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, advanced broadband cable services (such as Charter OnDemand™ video service (“OnDemand”), high definition television service, and digital video recorder (“DVR”) service) and, in many of our markets, telephone service. See "Item 1. Business — Products and Services" for further description of these terms, including "customers."

At December 31, 2006, we served approximately 5.43 million analog video customers, of which approximately 2.81 million were also digital video customers. We also served approximately 2.40 million high-speed Internet customers (including approximately 268,900 who received only high-speed Internet services). We also provided telephone service to approximately 445,800 customers (including approximately 27,200 who received only telephone service).

At December 31, 2006, our investment in cable properties, long-term debt, and total member’s deficit were $14.4 billion, $18.7 billion, and $5.6 billion, respectively. Our working capital deficit was $1.0 billion at December 31, 2006. For the year ended December 31, 2006, our revenues and net loss were approximately $5.5 billion and $1.1 billion, respectively.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high level of debt and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant.

We are wholly owned by our parent company, CCHC, LLC (“CCHC”) and indirectly owned by Charter Communications Holding Company, LLC (“Charter Holdco”) and Charter Communications, Inc. (“Charter”). Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999. Charter is a holding company whose principal assets are an approximate 55% equity interest (52% for accounting purposes) and a 100% voting interest in Charter Holdco, the direct parent of CCHC. Charter's only business is to act as the sole manager of Charter Holdco and its subsidiaries. As sole manager, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries, including us.

Paul G. Allen controls Charter through an as-converted common equity interest of approximately 49% and a voting control interest of 91% as of December 31, 2006. He also owns 45% of Charter Holdco through affiliated entities. His membership units in Charter Holdco are convertible at any time for shares of Charter’s Class B common stock on a one-for-one basis, which shares are in turn convertible into Charter’s Class A common stock. Each share of Class A common stock is entitled to one vote. Mr. Allen is entitled to ten votes for each share of Class B common stock and for each membership unit in Charter Holdco held by him and his affiliates.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555 and we have a website accessible at www.charter.com. Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this annual report.

Certain Significant Developments in 2006

We and our parent companies continue to pursue opportunities to improve our and our parent companies’ liquidity. Our and our parent companies’ efforts in this regard have resulted in the completion of a number of financing and asset sales transactions in 2006, as follows:

•	the January 2006 sale by our subsidiaries, CCH II, LLC ("CCH II") and CCH II Capital Corp., of an additional $450 million principal amount of their 10.250% senior notes due 2010;
•	the April 2006 refinancing of our credit facilities;
•	the September 2006 exchange by us and our subsidiaries, CCH I, LLC (“CCH I”), CCH I Capital Corp., CCH II and CCH II Capital Corp., of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings in a private placement for CCH I and CCH II new debt securities (the “Private Exchange”);
•
the September 2006 exchange by Charter and its subsidiaries, CCHC, CCH II, and CCH II Capital Corp., of approximately $450 million in total principal amount of Charter’s 5.875% convertible senior notes due 2009 for cash, shares of Charter’s Class A common stock and CCH II new debt securities; and

•	the third quarter 2006 sales of certain cable television systems serving a total of approximately 390,300 analog video customers for a total sales price of approximately $1.0 billion

Recent Event

On March 6, 2007, Charter Communications Operating, LLC (“Charter Operating”) entered into an Amended and Restated Credit Agreement among Charter Operating, CCO Holdings, LLC (“CCO Holdings”), the several lenders from time to time that are parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain other agents (the “Charter Operating Credit Agreement”).

The Charter Operating Credit Agreement consists of a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5 billion term loan facility (the “Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”) which is expected to be funded in one or more drawings on or prior to April 30, 2007. Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin. The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR. The revolving line of credit commitments terminate on March 6, 2013. The Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum. The remaining principal amount of the New Term Loan will be due on March 6, 2014.

The terms of the Existing Term Loan have been amended effective March 6, 2007. The refinancing of the $5 billion Existing Term Loan with new term loans is permitted under the Charter Operating Credit Agreement and is expected to close April 30, 2007, after which the pricing (LIBOR plus 2.00%) and amortization profile of such term loan will match the New Term Loan described above. Until such time, the Existing Term Loan remains priced at 2.625% above LIBOR. The Charter Operating Credit Agreement contains financial covenants requiring Charter Operating to maintain a quarterly consolidated leverage ratio not to exceed 5 to 1 and a first lien leverage ratio not to exceed 4 to 1.

On March 6, 2007, CCO Holdings entered into a credit agreement among CCO Holdings, the several lenders from time to time that are parties thereto, Bank of America, N.A., as administrative agent, and certain other agents (the “CCO Holdings Credit Agreement”). The CCO Holdings Credit Agreement consists of a $350 million term loan facility (the “Term Facility”). The term loan matures on September 6, 2014 (the “Maturity Date”). The CCO Holdings Credit Agreement also provides for additional incremental term loans (the “Incremental Loans”) maturing on the dates set forth in the notices establishing such term loans, but no earlier than the Maturity Date. Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans, other than Incremental Loans, is 2.50% above LIBOR. The applicable margin with respect to Incremental Loans is to be agreed upon by CCO Holdings and the lenders when the Incremental Loans are established. The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

We will use a portion of the additional proceeds from the Charter Operating Credit Agreement and CCO Holdings Credit Agreement (collectively, the “Credit Facility Refinancing”) to redeem $550 million of CCO Holdings’ outstanding floating rate notes due 2010, and approximately $187 million of Charter Holdings’ outstanding 8.625%

senior notes due 2009, to fund the purchase of notes in a tender offer for total consideration (including premiums and accrued interest) of $100 million of certain notes outstanding at Charter Holdings, and for other general corporate purposes. As a result of the Credit Facility Refinancing, we expect to have adequate liquidity to fund our operations and service our and our parent companies’ debt through 2008.

Focus for 2007

We strive to provide value to our customers by offering a high-quality suite of services including video, high-speed Internet, and telephone service as well as advanced offerings including OnDemand video service, high-definition television service, and DVR service. We offer our services to encourage customers to subscribe to a combination of services known as a bundle. We offer a two-services bundle, which is a combination of two of our service offerings; but our main focus is marketing our three-services bundle, also called “Triple Play.” With a bundle, the customer receives a lower total price than the sum of the price of individual services, along with the convenience of a single bill. By continually focusing on the needs of our customers - raising customer service levels and investing in products and services they desire - our goal is to be the premier provider of in-home entertainment and communications services in the communities we serve.

In 2007, we expect to continue with the strategic priorities identified in 2006, which were to:

•	improve the end-to-end customer experience and increase customer loyalty;
•	grow sales and retention for all our products and services;
•	drive operating and capital effectiveness; and
•	continue an opportunistic approach to enhancing liquidity, extending maturities, and reducing debt.

We strive to continually improve our customers’ experiences and, in doing so, to increase customer loyalty by instilling a service-oriented culture throughout our care centers, field service operations, and corporate support organization.

We market our service offerings by employing a segmented, targeted marketing approach. We determine which marketing and sales programs are the most effective using campaign management tools that track, analyze, and report the results of our marketing campaigns.

We believe that customers value our ability to combine video, high-speed Internet, and telephone services into attractively priced bundled offerings that distinguish us from the competition. Bundling of services, by combining two or more of our services for one value-based price, is fundamental to our marketing strategy because we believe bundled offerings increase customer acceptance of our services, and improve customer retention and satisfaction. We will pursue further growth in our customer base through targeted marketing of bundled services and continually improving the end-to-end customer experience.

During 2006, we extended the deployment of our telephone capabilities to approximately 3.9 million additional homes passed, to reach a total of approximately 6.8 million homes passed across our network, and we plan to extend to additional homes passed in 2007. During 2007, we plan to focus our marketing and sales efforts to attract additional customers to our telephone service, primarily through bundled offers with our video and high-speed Internet services.

In addition to serving and growing our residential customer base, we will increase efforts to make video, high-speed Internet and telephone services available to the business community. We believe that small businesses will find our bundled service offerings provide value and convenience, and that we can continue to grow this portion of our business.

We expect to continue a disciplined approach to managing capital expenditures by directing resources to initiatives and opportunities offering the highest expected returns. We anticipate placing a priority on supporting deployment of telephone service to residential and small business customers.

Our asset sales and operational initiatives in 2006 have improved the density of our geographic service areas and provided a more efficient operating platform. We operate an integrated customer care system to serve our customers.  We are deploying telephone service capability to the majority of our systems to more effectively leverage the capability of our broadband network, and are making a series of service improvement initiatives related to our technical operations. We expect our continuous improvement initiatives to further enhance the operating effectiveness and efficiencies of our operating platform.  We will also continue to evaluate our geographic service areas for opportunities to improve operating and capital efficiencies, through sales, exchanges of systems with other providers, and/or acquisitions of cable systems.

In 2007, we will continue to evaluate potential financial transactions that can enhance our liquidity, extend debt maturities, and/or reduce our debt.

We believe our focus on these strategic priorities will enable us to provide greater value to our customers and thereby generate future growth opportunities for us.

Corporate Organizational Structure

The chart below sets forth our organizational structure and that of our direct and indirect parent companies and subsidiaries. This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership, voting percentages, and indebtedness amounts shown below are approximations as of December 31, 2006, and do not give effect to any exercise, conversion or exchange of then outstanding options, preferred stock, convertible notes, and other convertible or exchangeable securities. Indebtedness amounts shown below are accreted values for financial reporting purposes as of December 31, 2006. See “Item 8. Financial Statements and Supplementary Data,” which also includes the principal amount of the indebtedness described below.

Public common stock and other equity
Paul G. Allen and his controlled entities
93% common equity interest, 9% voting interest
7% common equity interest, 91% voting interest
Charter Communications, Inc. ("Charter") (issuer of common stock and $408 million of convertible senior notes) (1)
55% common equity interest and mirror senior securities (3), 100% voting interest
45% common equity interest (exchangeable for Charter common stock) (2)(3)
Charter Communications Holding Company, LLC ("Charter Holdco")
$57 million subordinated accreting note (4)
CCHC, LLC ("CCHC")
Charter Communications Holdings, LLC ("Charter Holdings") (co-issuer of $675 million of senior notes and $292 million of senior discount notes)
Charter Communications Holdings Capital Corp. ("Charter Capital") (co-issuer of $675 million of senior notes and $292 million of senior discount notes)
CCH I Holdings, LLC ("CIH") (co-issuer of $450 million of senior notes and $2.1 billion of senior discount notes)
CCH I, LLC ("CCH I") (co-issuer of $4.1 billion senior secured notes)
CCH II, LLC ("CCH II") (co-issuer of $2.5 billion senior notes)
CCO Holdings, LLC ("CCO Holdings") (co-issuer of $1.3 billion senior notes)
Charter Communications Operating, LLC ("Charter Operating") (obligor under $6.85 billion credit facilities – $5.4 billion outstanding) (co-issuer of $1.9 billion senior second lien notes)
Charter Operating Subsidiaries
CCO NR Holdings, LLC
Charter Operating Subsidiaries
100% common equity
CC V Holdings, LLC
100% Class B units
70% Preferred Equity in CC VIII, LLC (4)
CC VIII, LLC ("CC VIII")
30% Preferred Equity in CC VIII, LLC (4)
CC VIII Operating Subsidiaries

(1)	Charter acts as the sole manager of Charter Holdco and its direct and indirect limited liability company subsidiaries.

(2)
These membership units are held by Charter Investment, Inc. (“CII”) and Vulcan Cable III Inc., each of which is 100% owned by Paul G. Allen, Charter’s chairman and controlling shareholder. They are exchangeable at any time on a one-for-one basis for shares of Charter Class B common stock, which in turn are exchangeable into Charter Class A common stock.

(3)
The percentages shown in this table reflect the 39.8 million shares of Charter Class A common stock outstanding as of December 31, 2006 issued pursuant to the share lending agreement. However, for accounting purposes, Charter’s common equity interest in Charter Holdco is 52%, and Paul G. Allen’s ownership of Charter Holdco through CII and Vulcan Cable III Inc. is 48%. These percentages exclude the 39.8 million mirror membership units outstanding as of December 31, 2006 issued pursuant to the share lending agreement.

(4)
Represents preferred membership interests in CC VIII, LLC (“CC VIII”), a subsidiary of CC V Holdings, LLC, and an exchangeable accreting note issued by CCHC related to the settlement of the CC VIII dispute. See Note 10 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

We are an indirect subsidiary of Charter. Charter’s principal assets, for accounting purposes, are an approximate 52% common equity interest and a 100% voting interest in our indirect parent, Charter Holdco. Charter provides management services to Charter Holdco and its subsidiaries, including us. As manager, Charter controls Charter Holdings’ affairs and those of our subsidiaries.

Charter Communications Holding Company, LLC. Charter Holdco, a Delaware limited liability company formed on May 25, 1999, is the direct 100% parent of CCHC. The common membership units of Charter Holdco are owned approximately 55% by Charter, 15% by Vulcan Cable III Inc. and 30% by CII. All of the outstanding common membership units in Charter Holdco held by Vulcan Cable III Inc. and CII are controlled by Mr. Allen and are exchangeable on a one-for-one basis at any time for shares of Class B common stock of Charter, which are in turn convertible into Class A common stock of Charter. Charter controls 100% of the voting power of Charter Holdco and is its sole manager.

CCHC, LLC. CCHC, a Delaware limited liability company formed on October 25, 2005, is the direct 100% parent of Charter Holdings and is the issuer of an exchangeable accreting note. In October 2005, Charter, acting through a Special Committee of Charter’s Board of Directors, and Mr. Allen, settled a dispute that had arisen between the parties with regard to the ownership of CC VIII. As part of that settlement, CCHC issued the CCHC note to CII.

Interim Holding Company Debt Issuers. As indicated in the organizational chart above, our interim holding company debt issuers indirectly own the subsidiaries that own or operate all of our cable systems, subject to a CC VIII minority interest held by Mr. Allen and CCH I as described below. For a description of the debt issued by these issuers please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt.”

Preferred Equity in CC VIII, LLC. CII owns 30% of the CC VIII preferred membership interests. CCH I, a direct subsidiary of CCH I Holdings, LLC (“CIH”), directly owns the remaining 70% of these preferred interests. The common membership interests in CC VIII are indirectly owned by Charter Operating. See Notes 10 and 19 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Products and Services

We sell video services, high-speed Internet services, and in many areas, telephone services utilizing our cable system. Our video services include traditional cable video services (analog and digital) and in some areas advanced broadband services such as high definition television, OnDemand, and DVR. Our telephone services are primarily provided using voice over Internet protocol (“VoIP”), to transmit digital voice signals over our systems. Our video, high-speed Internet, and telephone services are offered to residential and commercial customers. We sell our video services, high-speed Internet, and telephone services on a subscription basis, with prices and related charges that vary primarily based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services, with some variation in prices depending on geographic location.

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone approximate as of December 31, 2006 and 2005.

	Approximate as of
	December 31,	December 31,
	2006 (a)	2005 (a)

Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,172,300	5,616,300
Multi-dwelling (bulk) and commercial unit customers (c)	261,000	268,200
Total analog video customers (b)(c)	5,433,300	5,884,500

Digital Video:
Digital video customers (d)	2,808,400	2,796,600

Non-Video Services:
Residential high-speed Internet customers (e)	2,402,200	2,196,400
Residential telephone customers (f)	445,800	121,500

After giving effect to the acquisition of cable systems in January 2006 and the sales of certain non-strategic cable systems in the third quarter of 2006, December 31, 2005 analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,506,800, 2,638,500, 2,097,700 and 136,000, respectively.

(a)
“Customers” include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). In addition, at December 31, 2006 and 2005, “customers” include approximately 35,700 and 50,500 persons whose accounts were over 60 days past due in payment, approximately 6,000 and 14,300 persons, whose accounts were over 90 days past due in payment and approximately 2,700 and 7,400 of which were over 120 days past due in payment, respectively.

(b)	“Analog video customers” include all customers who receive video services.

(c)
Included within “video customers” are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been used consistently.

(d)	“Digital video customers” include all households that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	“Residential telephone customers” include all residential customers receiving telephone service.

Video Services

In 2006, video services represented 61% of our total revenues. Our video service offerings include the following:

•
Basic Analog Video. All of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious services. Our basic channel line-up generally has between 9 and 30 channels.

•
Expanded Basic Video. This expanded programming level includes a package of satellite-delivered or non-broadcast channels and generally has between 20 and 60 channels in addition to the basic channel line-up.

•
Digital Video. We offer digital video service to our customers in several different service combination packages. All of our digital packages include a digital set-top box or cable card, an interactive electronic programming guide, an expanded menu of pay-per-view channels, and the option to also receive digital packages which range generally from 3 to 45 additional video channels. We also offer our customers certain digital packages with one or more premium channels that give customers access to several alternative genres of certain premium channels (for example, HBO Family® and HBO Comedy®). Some digital tier packages focus on the interests of a particular customer demographic and emphasize, for example, sports, movies, family, or ethnic programming. In addition to video programming, digital video service enables customers to receive our advanced services such as OnDemand and high definition television. Other digital packages bundle digital television with our advanced services, such as high-speed Internet services and telephone services.

•
Premium Channels. These channels provide original programming, commercial-free movies, sports, and other special event entertainment programming. Although we offer subscriptions to premium channels on an individual basis, we offer an increasing number of digital video channel packages and premium channel packages, and we offer premium channels bundled with our advanced services.

•
Pay-Per-View. These channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•
OnDemand and Subscription OnDemand. OnDemand service allows customers to access hundreds of movies and other programming at any time with digital picture quality. In some systems we also offer subscription OnDemand for a monthly fee or included in a digital tier premium channel subscription.

•
High Definition Television. High definition television offers our digital customers certain video programming at a higher resolution to improve picture quality versus standard analog or digital video images.

•	Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.

High-Speed Internet Services

In 2006, residential high-speed Internet services represented 19% of our total revenues. We offer several tiers of high-speed Internet services to our residential customers primarily via cable modems attached to personal computers. We also offer home networking gateways to these customers.

Telephone Services

In 2006, telephone services represented 2% of our total revenues. We provide voice communications services primarily using VoIP, to transmit digital voice signals over our systems. At December 31, 2006, telephone service was available to approximately 6.8 million homes passed, and we were marketing these services to approximately 93% of those homes. We will continue to prepare additional markets for telephone launches in 2007.

Commercial Services

In 2006, commercial services represented 6% of our total revenues. We offer integrated network solutions to commercial and institutional customers. These solutions include high-speed Internet and video services. In addition, we offer high-speed Internet services to small businesses. We will continue to expand the marketing of our video and high-speed Internet services to the business community and have begun to introduce telephone services.

Sale of Advertising

In 2006, sale of advertising represented 6% of our total revenues. We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we generally insert local advertising on up to 40 channels. We also provide cross-channel advertising to some programmers.

From time to time, certain of our vendors, including programmers and equipment vendors, have purchased advertising from us. For the years ending December 31, 2006, 2005 and 2004, we had advertising revenues from programmers of approximately $17 million, $15 million, and $16 million, respectively. These revenues resulted from purchases at market rates pursuant to binding agreements.

Pricing of Our Products and Services

Our revenues are derived principally from the monthly fees customers pay for the services we offer. We typically charge a one-time installation fee which is sometimes waived or discounted during certain promotional periods. The prices we charge for our products and services vary based on the level of service the customer chooses and the geographic market. Most of our pricing is reviewed throughout the year and adjusted on an annual basis.

In accordance with the Federal Communications Commission’s (“FCC”) rules, the prices we charge for video cable-related equipment, such as set-top boxes and remote control devices, and for installation services, are based on actual costs plus a permitted rate of return in regulated markets.

Although our broadband service offerings vary across the markets we serve because of various factors including competition, regulatory factors, and service availability, our services are typically offered at monthly prices, excluding franchise fees and other taxes.

We offer reduced-price service for promotional periods in order to attract new customers and to promote the bundling of two or more services. There is no assurance that these customers will remain as customers when the promotional pricing service expires. When customers bundle services, they enjoy prices that are lower per service than if they had only purchased a single service.

Our Network Technology

We employ the hybrid fiber coaxial cable (“HFC”) architecture for our systems. HFC architecture combines the use of fiber optic cable with coaxial cable. In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node. Our system design enables a maximum of 500 homes passed to be served by a single node. Currently, our average node serves approximately 385 homes passed. Our system design provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services. We believe that this hybrid network design provides high capacity and signal quality. The design also provides reserve capacity for the addition of future services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;

•	dedicated bandwidth for two-way services, which avoids reverse signal interference problems that can occur with two-way communication capability; and

•	clean signal quality and high service reliability.

The following table sets forth the technological capacity of our systems as of December 31, 2006 based on a percentage of homes passed:

Less than 550		750	860/870	Two-way
megahertz	550 megahertz	megahertz	megahertz	activated

7%	5%	41%	47%	93%

Approximately 93% of our homes passed are served by systems that have bandwidth of 550 megahertz or greater. This bandwidth capacity enables us to offer digital television, high-speed Internet services, telephone service and other advanced services.

We have reduced the number of headends that serve our customers from 1,138 at January 1, 2001 to 553 at December 31, 2006. Because headends are the control centers of a cable system, where incoming signals are amplified, converted, processed and combined for transmission to the customer, reducing the number of headends reduces related equipment, service personnel, and maintenance expenditures. As of December 31, 2006, approximately 88% of our customers were served by headends serving at least 10,000 customers. After completion of the sale of certain cable systems in January 2007, we further reduced the number of headends that serve our customers to 393.

As of December 31, 2006, our cable systems consisted of approximately 205,500 strand and trench miles of coax, and approximately 54,300 strand and trench miles of fiber optic cable, passing approximately 11.8 million households and serving approximately 5.7 million customers. After completion of the sale of certain cable systems in January 2007, our cable systems consisted of approximately 201,700 strand and trench miles of coax, and approximately 54,100 strand and trench miles of fiber optic cable, passing approximately 11.7 million households and serving approximately 5.7 million customers.

Management of Our Systems

The corporate office, which includes employees of Charter and Charter Holdco, is responsible for coordinating and overseeing overall operations including establishing company wide policies and procedures. The corporate office performs certain financial and administrative functions on a centralized basis such as accounting, cash management, taxes, billing, finance, human resources, risk management, telephone, payroll, information system design and support, internal audit, legal, purchasing, customer care, marketing and programming contract administration and Internet service, network and circuits administration and oversight and coordination of external auditors and consultants. The corporate office performs these services on a cost reimbursement basis pursuant to a management services agreement. Our field operations are managed within three divisions. Each division has a divisional president and is supported by operational, financial, legal, customer care, marketing and engineering functions.

Customer Care

Our customer care centers are managed centrally, with the deployment and execution of care strategies and initiatives conducted on a company-wide basis. As a result of facilities consolidations that occurred in 2006, we have seven customer care locations, compared to the thirteen locations at December 31, 2005 and have launched technology and procedures resulting in the seven locations being able to function as an integrated system. We believe that consolidation and integration of our care centers will allow us to improve service delivery and customer satisfaction.

We provide service to our customers 24 hours a day, seven days a week, and utilize technologically advanced equipment that we believe enhances interactions with our customers through more intelligent call routing, data management, and forecasting and scheduling capabilities. We believe that through continued optimization of our care network we will be able to improve complaint resolution, equipment troubleshooting, sales of new and additional services, and customer retention.

We are committed to making further improvements in the area of customer care to increase customer retention and satisfaction. Accordingly, we have certain initiatives underway targeted at gaining new customers and retaining existing ones. We have increased efforts to focus management attention on instilling a customer service oriented culture throughout our organization, and to give the customer service areas of our operations resources for staffing, training, and financial incentives for employee performance.

We have agreements with three third party call center service providers. We believe these relationships further our service objectives and support marketing activities by providing additional capacity to respond to customer inquiries.

We also utilize our website to enhance customer care by enabling customers to view and pay their bills online, obtain useful information, and perform various equipment troubleshooting procedures. Our customers may also obtain support through our on-line chat and email functionality.

Sales and Marketing

In 2006, our primary strategic direction was to accelerate the rate of revenue growth by increasing our investments in marketing, sustaining these higher investments throughout the year, and implementing targeted marketing programs designed to offer appropriate bundles of products to the appropriate existing and potential customers. Marketing expenditures increased by $38 million, or 27%, over the year ended December 31, 2005 to $180 million for the year ended December 31, 2006. We expect to continue to invest in targeted marketing efforts in 2007.

Our marketing organization is intended to promote interaction, information flow, and sharing of best practices between our corporate office and our field offices, which make local decisions as to when and how certain marketing programs will be implemented.  We monitor customer perception, competition, pricing, and service preferences, among other factors, to increase our responsiveness to our customers. Our coordinated marketing activities involve door-to-door, telemarketing, media advertising, e-marketing, direct mail, and retail locations. In 2006, we increased our focus on migrating existing single service customers into multiple service bundles and launching our telephone service.

Programming

General

We believe that offering a wide variety of programming influences a customer’s decision to subscribe to and retain our cable services. We rely on market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to written contracts. Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal. Some program suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing support. We also negotiate volume discount pricing structures. Programming costs are usually payable each month based on calculations performed by us and are generally subject to annual cost escalations and audits by the programmers.

Costs

Programming is usually made available to us for a license fee, which is generally paid based on the number of customers to whom we make such programming available. Such license fees may include “volume” discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration. Some channels are available without cost to us for a limited period of time, after which we pay for the programming. For home shopping channels, we receive a percentage of the revenue attributable to our customers’ purchases.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming, including high-definition and OnDemand programming, being provided to customers. In particular, sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract.

Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission-consent regime, we are not allowed to carry the station’s signal without the station’s permission. Future demands by owners of broadcast stations for carriage of other services or cash payments to those broadcasters in exchange for retransmission consent could further increase our programming costs or require us to cease carriage of popular programming, potentially leading to a loss of customers in affected markets.

Over the past several years, we have not been able to increase prices sufficiently to fully offset increased programming costs, and with the impact of competition and other marketplace factors, we do not expect to be able to do so in the foreseeable future. In addition, our inability to fully pass these programming cost increases on to our customers has had and is expected in the future to have an adverse impact on our cash flow and operating margins. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we are reviewing our pricing and programming packaging strategies, and we plan to continue to migrate certain program services from our analog level of service to our digital tiers. As we migrate our programming to our digital tier packages, certain programming that was previously available to all of our customers via an analog signal, may only be part of an elective digital tier package offered to our customers for an additional fee. As a result, we expect that the customer base upon which we pay programming fees will proportionately decrease, and the overall expense for providing that service will likewise decrease. However, reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits.

We have programming contracts that have expired and others that will expire at or before the end of 2007. We plan to seek to renegotiate the terms of these agreements as they come due for renewal. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Franchises

As of December 31, 2006, our systems operated pursuant to a total of approximately 3,600 franchises, permits, and similar authorizations issued by local and state governmental authorities. Such governmental authorities often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally do pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time. The Communications Act of 1934, as amended (the “Communications Act”), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain of the franchise areas at various levels of service requirements and allowing for public access channels. Historically we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity, including our ability to comply with our debt covenants. Approximately 12% of our franchises, covering approximately 15% of our analog video customers were expired at December 31, 2006. Approximately 8% of additional franchises, covering approximately 11% of additional analog video customers will expire on or before December 31, 2007, if not renewed prior to expiration. We expect to renew all or substantially all of these franchises.

Legislative proposals have been introduced in the United States Congress and in some state legislatures to streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. See “— Regulation and Legislation — Video Services — Franchise Matters.”

Competition

We face competition in the areas of price, service offerings, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we continue to expand into additional services such as high-speed Internet access and telephone, we face competition from other providers of each type of service. We operate in a very competitive business environment, which can adversely affect our business and operations.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, telephone, and other interactive video services. In the broadband industry, our principal competitor for video services throughout our territory is direct broadcast satellite (“DBS”) and our principal competitor for high-speed Internet services is digital subscriber line (“DSL”) provided by telephone companies. Our principal competitors for telephone services are established telephone companies and other carriers, including VoIP providers. Based on telephone companies’ entry into video service and the upgrades of their networks, they will likely become increasingly more significant competitors for both high-speed Internet and video customers. We do not consider other cable operators to be significant competitors in our overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level).

Although cable operators tend not to be direct competitors, their relative size may affect the competitive landscape in terms of how a cable company competes against non-cable competitors in the market place as well as in relationships with vendors who deal with cable operators. For example, a larger cable operator might have better access to and pricing for the multiple types of services cable companies offer. Also, a larger entity might have more advantageous access to financial resources and acquisition opportunities.

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, and now serves more than 27 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a dish antenna. Furthermore, EchoStar and DirecTV both have entered into joint marketing agreements with major telecommunications companies to offer bundled packages combining telephone, including wireless, as well as high-speed Internet and video services.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single satellite, thereby surpassing the typical analog cable system. In 2006, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing, such as a monthly price of approximately $35 for 60 channels compared to approximately $50 for the closest comparable package offered by us in most of our markets. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that cable-delivered OnDemand and Subscription OnDemand services are superior to DBS service, because cable headends can store thousands of titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. We also believe that our higher tier services, particularly bundled premium packages, are price-competitive with DBS packages, and that many consumers prefer our ability to economically bundle video packages with high-speed Internet packages. Further, cable providers have the potential in some areas to provide a more complete “whole house” communications package when combining video, high-speed Internet, and telephone services. We believe that this ability to bundle services differentiates us from DBS competitors and could enable us to win back former customers who migrated to satellite. However, joint marketing arrangements between DBS providers and telecommunications carriers allow similar bundling of services in certain areas, and DBS providers are making investments to offer more high definition programming, including local high definition programming. Competition from DBS service providers may also present greater challenges in areas of lower population density, and we believe that our systems serve a higher concentration of such areas than those of other major cable service providers.

DBS providers have made attempts at widespread deployment of high-speed Internet access services via satellite, but those services have been technically constrained and of limited appeal. DBS providers continue to explore options, such as combining satellite communications with terrestrial wireless networks, to provide high-speed Internet and other services. DBS providers have entered into joint marketing arrangements with telecommunications carriers allowing them to offer terrestrial DSL services in many markets.

Telephone Companies and Utilities

The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the Telecommunication Act of 1996 (the “1996 Telecom Act”), which amended the Communications Act and which is designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

Telephone companies already provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses. Telephone companies can obtain the right to lawfully enter the cable television business and some telephone companies have been extensively upgrading their networks to provide video services, as well as telephone and Internet access service.

Two major local telephone companies, AT&T Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”), have both announced that they intend to invest in upgrading their networks. Some upgraded portions of these networks are or will be capable of carrying two-way video services that are technically comparable to ours, high-speed Internet services that operate at speeds as high as or higher than those we make available to customers in these areas, and digital voice services that are similar to ours. In addition, these companies continue to offer their traditional telephone services, as well as bundles that include wireless voice services provided by affiliated companies. We believe that AT&T’s and Verizon’s upgrades have been completed in systems representing approximately 1% of our homes passed as of December 31, 2006. Additional upgrades in markets in which we operate are expected.

Although telephone companies have obtained franchises or alternative authorizations in some areas and are seeking them in others, they are attempting through various means (including federal and state legislation and through FCC rulemaking) to weaken or streamline the franchising requirements applicable to them. If telephone companies are successful in avoiding or weakening the franchise and other regulatory requirements that are applicable to cable operators like us, their competitive posture would be enhanced. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The large scale entry of major telephone companies as direct competitors in the video marketplace could adversely affect the profitability and valuation of established cable systems.

DSL service allows Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is more competitive with high-speed Internet access over cable systems than conventional dial-up. Most telephone companies which already have plant, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.), offer DSL service. DSL actively markets its service, and many providers have offered promotional pricing with a one-year service agreement. The FCC has determined that DSL service is an “information service,” and based on that classification has removed DSL service from many traditional telecommunications regulations. Legislative action and the FCC's decisions and policies in this area are subject to change. We expect DSL to remain a significant competitor to our high-speed Internet services, particularly as we enter the telephone business and telephone companies aggressively bundle DSL with telephone service to discourage their customers from switching to cable company services. In addition, the continuing deployment of fiber into telephone companies’ networks will enable them to provide higher bandwidth Internet service than provided over traditional DSL lines.

We believe that pricing for residential and commercial Internet services on our system is generally comparable to that for similar DSL services and that some residential customers prefer our ability to bundle Internet services with video and/or telephone services, and prefer the higher Internet speeds we have made more generally available. However, DSL providers may currently be in a better position to offer data services to businesses since their networks tend to be more complete in commercial areas. They also have the ability to bundle telephone with Internet services for a higher percentage of their customers, and that ability is appealing to many consumers. Joint marketing arrangements between DSL providers and DBS providers may allow some additional bundling of services.

We offer telephone service in a majority of our service areas. We also provide traditional circuit-switched telephone service in a few communities. In these areas, we compete directly with established telephone companies and other carriers, including VoIP providers, for voice service customers. Because we offer voice services, we are subject to considerable competition from telephone companies and other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among franchise, wireless, or private cable operators, local exchange carriers, and others, may result in providers capable of offering cable television, Internet, and telephone services in direct competition with us. For example, major local exchange carriers have entered into arrangements with EchoStar and DirecTV in which they will market packages combining telephone service, DSL, and DBS services.

Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. Utilities are also developing broadband over power line technology, which may allow the provision of Internet and other broadband services to homes and offices. Utilities have deployed broadband over power line technology in a few limited markets.

Broadcast Television

Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through “off-air” reception, compared to the services provided by the local cable system. Traditionally, cable television has provided higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the FCC will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system’s cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional cable overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area with equal or better service quality, on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

As of December 31, 2006, we are aware of traditional overbuild situations impacting approximately 7% of our total homes passed and potential traditional overbuild situations in areas servicing approximately an additional 4% of our total homes passed. Additional overbuild situations may occur.

Private Cable

Additional competition is posed by satellite master antenna television systems, or SMATV systems, serving multiple dwelling units, or MDUs, such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer improved reception of local television stations, and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

Wireless Distribution

Cable systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or “wireless cable,” known as MMDS, which uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. MMDS services, however, require unobstructed “line of sight” transmission paths, and MMDS ventures have been quite limited to date.

The FCC has completed its auction of Multichannel Video Distribution & Data Service (“MVDDS”) licenses. MVDDS is a new terrestrial video and data fixed wireless service that the FCC hopes will spur competition in the cable and DBS industries.

Other Competitors

Local wireless Internet services have recently begun to operate in many markets using available unlicensed radio spectrum. Some cellular phone service operators are also marketing PC cards offering wireless broadband access to their cellular networks. These service options offer another alternative to cable-based Internet access.

High-speed Internet access facilitates the streaming of video into homes and businesses. As the quality and availability of video streaming over the Internet improves, video streaming likely will compete with the traditional delivery of video programming services over cable systems. It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through video streaming over the Internet.

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our three primary services: video service, high-speed Internet service, and telephone service. Cable system operations are extensively regulated by the FCC, certain state governments, and most local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. At the same time, the FCC has pursued spectrum licensing options designed to increase competition to the cable industry by wireless multichannel video programming distributors. We could be materially disadvantaged in the future if we are subject to new regulations that do not equally impact our key competitors.

Congress and the FCC have frequently revisited the subject of communications regulation, and they are likely to do so in the future. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect our operations. We can provide no assurance that the already extensive regulation of our business will not be expanded in the future.

Video Service

Cable Rate Regulation. The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. The majority of our local franchising authorities have never been certified to regulate basic cable rates (and order rate reductions and refunds), but they retain the right to do so, except in those specific communities facing “effective competition,” as defined under federal law. With increased DBS competition, our systems are increasingly likely to satisfy the effective competition standard. We have already secured FCC recognition of effective competition, and become rate deregulated in many of our communities.

There have been frequent calls to impose expanded rate regulation on the cable industry. Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. For example, there has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis, or to at least offer a separately available child-friendly “Family Tier.” Such constraints could adversely affect our operations.

Federal rate regulations generally require cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. The applicability of this rule in certain situations remains unclear, and adverse decisions by the FCC could affect our pricing and packaging of services. As we attempt to respond to a changing marketplace with competitive pricing practices, such as targeted promotions and discounts, we may face Communications Act uniform pricing requirements that impede our ability to compete.

Must Carry/Retransmission Consent. There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Broadcast stations must elect “must carry” or “retransmission consent” every three years, with the next election to be made prior to September 15, 2008. Either option has a potentially adverse effect on our business.

The burden associated with must carry could increase significantly if cable systems were required to simultaneously carry both the analog and digital signals of each television station (dual carriage), as the broadcast industry transitions from an analog to a digital format. The burden could also increase significantly if cable systems are required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that appeal to our customers and generate revenues. The FCC issued a decision in 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage. However, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations. Federal law has established February 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. Cable operators may need to take additional operational steps and/or make further operating and capital investments at that time to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.

Access Channels. Local franchise agreements often require cable operators to set aside certain channels for public, educational, and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The FCC has recently announced its intention to conduct a rulemaking aimed at increasing the use of commercial leased access channels. Increased activity in this area could further burden the channel capacity of our cable systems, and potentially limit the amount of services we are able to offer and may necessitate further investments to expand our network capacity.

Access to Programming. The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Given the heightened competition and media consolidation that we face, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact our business.

Ownership Restrictions. Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed. For example, historic restrictions on local exchange carriers offering cable service within their telephone service area, as well as those prohibiting broadcast stations from owning cable systems within their broadcast service area, no longer exist. Changes in this regulatory area, including some still subject to judicial review, could alter the business landscape in which we operate, as formidable new competitors (including electric utilities, local exchange carriers, and broadcast/media companies) may increasingly choose to offer cable services.

The FCC previously adopted regulations precluding any cable operator from serving more than 30% of all domestic multichannel video subscribers and from devoting more than 40% of the activated channel capacity of any cable system to the carriage of affiliated national video programming services. These cable ownership restrictions were invalidated by the courts, and the FCC is now considering adoption of replacement regulations.

Pole Attachments. The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. The Communications Act specifies that significantly higher rates apply if the cable plant is providing telecommunications services. The FCC has clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that determination was upheld by the United States Supreme Court. It remains possible that the underlying pole attachment formula, or its application to Internet and telecommunications offerings, will be modified in a manner that substantially increases our pole attachment costs. We are a defendant in at least one lawsuit where the utility company claims that we should pay an increased rate on its poles. An adverse outcome would likely lead to higher pole attachment costs in certain states.

Cable Equipment. In 1996, Congress enacted a statute seeking to promote the “competitive availability of navigational devices” by allowing cable subscribers to use set-top boxes obtained from third parties, including third-party retailers. The FCC has undertaken several steps to implement this statute designed to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top boxes from third parties, and has established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed, whereby cable operators are providing “CableCard” security modules and support to customer-owned digital televisions and similar devices equipped with built-in set-top box functionality compatible with CableCards. A prohibition on cable operators leasing digital set-top boxes that integrate security and basic navigation functions is scheduled to go into effect as of July 1, 2007.

There have been many requests for waiver of the integrated security ban filed with the FCC. We have petitioned the FCC to waive the prohibition as applied to our least expensive digital set-top boxes, and the National Cable and Telecommunications Association filed a request with the FCC that the prohibition be waived for all cable operators, for all set-top boxes, until a downloadable security solution is available, or until December 31, 2009, whichever is earlier. We cannot predict whether the FCC will grant these or any other requests.

It is possible that our vendors will be unable to deliver all of the necessary set-top boxes that we will require in time for us to comply with the FCC regulation, which could subject us to FCC penalties. In addition, our vendors will attempt to pass on costs associated with the design and manufacture of the new set-top boxes, which we may not be able to recover from our customers.

The cable and consumer electronics industries have been attempting to negotiate an agreement that would establish additional specifications for two-way digital televisions. It is unclear how this process will develop and how it will affect our offering of cable equipment and our relationship with our customers.

Privacy Regulation. The Communications Act limits our ability to collect and disclose subscribers’ personally identifiable information for our video, telephone, and high-speed Internet services, as well as provides requirements to safeguard such information. We are subject to additional Federal, State, and local laws and regulations that may also impose additional subscriber and employee privacy restrictions. Further, the FCC, FTC, and many states now regulate the telemarketing practices of cable operators, including telemarketing and online marketing efforts.

Other FCC Regulatory Matters. FCC regulations cover a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) MDU access rights for potential competitions; (5) mandatory blackouts of certain network, syndicated and sports programming; (6) restrictions on political advertising; (7) restrictions on advertising in children's programming; (8) restrictions on origination cablecasting; (9) restrictions on carriage of lottery programming; (10) sponsorship identification obligations; (11) closed captioning of video programming; (12) licensing of systems and facilities; (13) maintenance of public files; and (14) emergency alert systems.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business.

Copyright. Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. Moreover, the Copyright Office has not yet provided any guidance as to how the compulsory copyright license should apply to newly offered digital broadcast signals.

Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

Franchise Matters. Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, and customer service standards. A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal. Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

Legislative proposals have been introduced in the United States Congress and in state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in several states, including states where we have significant operations. Although certain of these states have provided some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises, and the potential for new entrants to serve only higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. At least two additional states where we have cable systems have issued regulations that will facilitate telephone company provision of video services by eliminating or reducing the application of franchising requirements to the telephone companies. A proceeding is pending at the FCC to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether any such impediments should be preempted. At this time, we are not able to determine what impact such proceeding may have on us.

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators offering Internet service to provide non-discriminatory access to their networks to competing Internet service providers. In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any non-discriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable-provided Internet service as an “information service,” rather than a “telecommunications service.” This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service.

The FCC’s classification also means that it is unlikely the FCC will regulate Internet service to the same extent as cable or telecommunications services. However, the FCC has concluded that the Communications Assistance for Law Enforcement Act (CALEA) does apply to facilities-based broadband Internet access providers, setting a deadline of May 14, 2007 for broadband providers to accommodate law enforcement requests for electronic surveillance pursuant to court order or other lawful authority. The FCC also issued a non-binding policy statement in 2005 establishing four basic principles that the FCC says will inform its ongoing policymaking activities regarding broadband-related Internet services. Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers. It is unclear what, if any, additional regulations the FCC might impose on our Internet service, and what, if any, impact, such regulations might have on our business.

As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections (which afford copyright owners certain rights against us that could adversely affect our relationship with a customer accused of violating copyright laws), defamation liability, taxation, obscenity, and unsolicited commercial e-mail. Additionally, the FCC and Congress are considering subjecting high-speed Internet access services to the Universal Service funding requirements. This would impose significant new costs on our high-speed Internet service. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect our business.

Telephone Service

The 1996 Telecom Act created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that providers of traditional telecommunications services can interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of telephone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of VoIP (we use VoIP technology for our telephone service), should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensations and universal service obligations to alternative voice technology. Also, the FCC and Congress are considering whether, and to what extent, VoIP service will have interconnection rights with local telephone companies. The FCC has already determined that providers of telephone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (“E911”) and it has extended requirements for accommodating law enforcement wiretaps to such providers. It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into telephone service.

Employees

As of December 31, 2006, we had approximately 14,300 full-time equivalent employees, and our parent companies employed approximately 1,200 full-time employees to manage our operations. At December 31, 2006, approximately 100 of our employees were represented by collective bargaining agreements. We have never experienced a work stoppage.

Item 1A.     Risk Factors.

Risks Related to Significant Indebtedness of Us and Charter

We and our parent companies have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2006, our total debt was approximately $18.7 billion, our member's deficit was approximately $5.6 billion and the deficiency of earnings to cover fixed charges for the year ended December 31, 2006 was $1.1 billion.

As of December 31, 2006, approximately $413 million aggregate principal amount of Charter's convertible notes was outstanding; which matures in 2009. Charter will need to raise additional capital and/or receive distributions or payments from its subsidiaries in order to satisfy this debt obligation. An additional $450 million aggregate principal amount of Charter’s convertible notes was held by CCHC.

Because of its and our significant indebtedness, the ability of Charter and our ability to raise additional capital at reasonable rates, or at all, is uncertain, and the ability of our subsidiaries to make distributions or payments to us and our parent companies is subject to availability of funds and restrictions under our and our subsidiaries' applicable debt instruments and under applicable law. If we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Our and our parent companies’ significant amounts of debt could have other important consequences. For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our and our parent companies’ debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;
•	place us at a disadvantage compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because approximately 23% of our borrowings are, and a portion will continue to be, at variable rates of interest;
•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•	adversely affect our relationship with customers and suppliers;
•	limit our and our parent companies’ ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our and our parent companies’ debt;
•
make it more difficult for us and our parent companies to satisfy our and their obligations to the holders of our and their notes and for our subsidiaries to satisfy their obligations to their lenders under their credit facilities and to their noteholders; and

•	limit future increases in the value, or cause a decline in the value of Charter’s equity, which could limit Charter’s ability to raise additional capital by issuing equity.

A default by us or one of our parent companies under our or their debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our or our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our notes and Charter Operating’s credit facilities, and could force us to seek the protection of the bankruptcy laws. We and our parent companies may incur significant additional debt in the future. If current debt levels increase, the related risks that we now face will intensify.

The agreements and instruments governing our and our parent companies’ debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity.

The Charter Operating credit facilities and the indentures governing our and our parent companies' debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity, and therefore could adversely affect our results of operations. These covenants will restrict, among other things, our and our parent companies' ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	issue equity;
•	make certain investments or acquisitions;
•	pay dividends or make other distributions;
•	dispose of assets or merge;
•	enter into related party transactions; and
•	grant liens and pledge assets.

The breach of any covenants or obligations in our or our parent companies’ indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our and our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our notes and Charter Operating's credit facilities, and could force us to seek the protection of the bankruptcy laws.

Charter Operating may not be able to access funds under its credit facilities if it fails to satisfy the covenant restrictions in its credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service our and our parent companies’ debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $1.3 billion as of December 31, 2006, although the actual availability at that time was only $1.1 billion because of limits imposed by covenant restrictions. There can be no assurance that actual availability under our credit facilities will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under Charter Operating's credit facilities is the absence of a default under such facilities, including as a result of any failure to comply with the covenants under the facilities. Among other covenants, the facilities require Charter Operating to maintain specific financial ratios. The facilities also provide that Charter Operating has to obtain an unqualified audit opinion from its independent accountants for each fiscal year. There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.

An event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, could trigger cross defaults under other agreements governing our and our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our notes and Charter Operating’s credit facilities, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

We depend on generating sufficient cash flow and having access to additional external liquidity sources to fund our and our parent companies’ debt obligations, capital expenditures, and ongoing operations.

Our ability to service our and our parent companies’ debt and to fund our planned capital expenditures and ongoing operations will depend on both our and our parent companies’ ability to generate cash flow and our and our parent companies’ access to additional external liquidity sources. Our and our parent companies’ ability to generate cash flow is dependent on many factors, including:

•	competition from other video programming distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•
unforeseen difficulties we may encounter in our continued introduction of our telephone services such as our ability to meet heightened customer expectations for the reliability of voice services compared to other services we provide, and our ability to meet heightened demand for installations and customer service;

•
our ability to sustain and grow revenues by offering video, high-speed Internet, telephone and other services, and to maintain and grow a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local franchise authorities, on our business.

Some of these factors are beyond our control. If we and our parent companies are unable to generate sufficient cash flow or access additional external liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs. Although we and our parent companies have been able to raise funds through issuances of debt in the past, we may not be able to access additional sources of external liquidity on similar terms, if at all. As a result of the Credit Facility Refinancing, we expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2008.  We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009 and will not be sufficient to fund such needs in 2010 and beyond. See “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiaries' debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.

Our sole assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions, or otherwise. Our subsidiaries' ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures, and restrictions under applicable law. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Debt Covenants.” Under the Delaware Limited Liability Company Act, our subsidiaries may only make distributions if they have “surplus” as defined in the act. Under fraudulent transfer laws, our subsidiaries may not pay dividends if they are insolvent or are rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities. Several of our subsidiaries are also obligors and guarantors under other senior high yield notes. As of December 31, 2006, our total debt was approximately $18.7 billion, of which approximately $17.7 billion was structurally senior to the Charter Holdings notes.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating's credit facilities, whose interests are secured by substantially all of our operating assets, will have the right to be paid in full before us from any of our subsidiaries' assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

All of our and our parent companies’ outstanding debt is subject to change of control provisions. We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ indebtedness following a change of control, which would place us and our parent companies in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies' notes and our credit facilities following a change of control. Under the indentures governing our and our parent companies' notes, upon the occurrence of specified change of control events, the applicable note issuer is required to offer to repurchase all of its outstanding notes. However, we and our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes, and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase. In addition, a change of control under our credit facilities would result in a default under those credit facilities. Because such credit facilities and our subsidiaries' notes are obligations of our subsidiaries, the credit facilities and our subsidiaries' notes would have to be repaid by our subsidiaries before their assets could be available to us or our parent companies to repurchase our and our parent companies’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to, or loan funds to us or any of our parent companies.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to, or loan funds to us or any of our parent companies.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations.

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel and other resources, greater brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale.

Our principal competitor for video services throughout our territory is DBS. The two largest DBS providers are DIRECTV and Echostar Communications. Competition from DBS, including intensive marketing efforts with aggressive pricing and exclusive programming such as the “NFL Sunday Ticket,” has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years. The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future. In some areas, DBS operators have entered into co-marketing arrangements with other of our competitors to offer service bundles combining video services provided by the DBS operator and DSL and traditional telephone service offered by the telephone companies. These service bundles resemble our bundles and result in a single bill to the customer. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of certain other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us and they increasingly may do so in the future. Two major local telephone companies, AT&T and Verizon, have both announced that they intend to make upgrades of their networks. Some upgraded portions of these networks are or will be capable of carrying two-way video services that are technically comparable to ours, high-speed data services that operate at speeds as high or higher than those we make available to customers in these areas and digital voice services that are similar to ours. In addition, these companies continue to offer their traditional telephone services as well as bundles that include wireless voice services provided by affiliated companies. We believe that AT&T and Verizon’s upgrades have been completed in systems representing approximately 1% of our homes passed as of December 31, 2006.  Additional upgrades in markets in which we operate are expected. In areas where they have launched video services, these parties are aggressively marketing video, voice and data bundles at entry level prices similar to those we use to market our bundles. Certain telephone companies have begun more extensive upgrades in their networks that enable them to begin providing video services, as well as telephone and high bandwidth Internet access services, to residential and business customers and they are now offering such service in limited areas. Some of these telephone companies have obtained, and are now seeking, franchises or operating authorizations under terms and conditions more favorable than those imposed on us.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL and “dial-up”. DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our telephone offerings, we face considerable competition from established telephone companies and other carriers, including VoIP providers.

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

In addition to the various competitive factors discussed above, our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet. Technological advancements, such as video-on-demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for our products and services, but also advertisers’ willingness to purchase advertising from us. If we do not respond appropriately to further increases in the leisure and entertainment choices available to consumers, our competitive position could deteriorate, and our financial results could suffer.

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

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high level of debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties. We expect that these expenses will remain significant. We reported net losses of $1.1 billion, $838 million, and $4.4 billion for the years ended December 31, 2006, 2005, and 2004, respectively. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including annual increases imposed by programmers and additional programming, including high definition television, and OnDemand programming, being provided to customers. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. We have programming contracts that have expired or that will expire at or before the end of 2007. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

Increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent could further increase our programming costs. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission. In some cases, we carry stations under short-term arrangements while we attempt to negotiate new long-term retransmission agreements. If negotiations with these programmers prove unsuccessful, they could require us to cease carrying their signals, possibly for an indefinite period. Any loss of stations could make our video service less attractive to customers, which could result in less subscription and advertising revenue. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services may increase our programming expenses and diminish the amount of capacity we have available to introduce new services, which could have an adverse effect on our business and financial results.

If our required capital expenditures in 2007, 2008 and beyond exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the year ended December 31, 2006, we spent approximately $1.1 billion on capital expenditures. During 2007, we expect capital expenditures to be approximately $1.2 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers, and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital in 2007, 2008, and beyond if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, financial condition, and results of operations could suffer materially.

We face risks inherent to our telephone business.

We may encounter unforeseen difficulties as we introduce our telephone service in new operating areas and as we increase the scale of our telephone service offerings in areas in which they have already been launched. First, we face heightened customer expectations for the reliability of telephone services, as compared with our video and high-speed data services. We have undertaken significant training of customer service representatives and technicians, and we will continue to need a highly trained workforce. To ensure reliable service, we may need to increase our expenditures, including spending on technology, equipment and personnel. If the service is not sufficiently reliable or we otherwise fail to meet customer expectations, our telephone business could be adversely affected. Second, the competitive landscape for telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent local telephone companies, cellular telephone service providers, and others. Third, we depend on interconnection and related services provided by certain third parties. As a result, our ability to implement changes as the service grows may be limited. Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our telephone business and operations.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with technological developments, or that we will successfully anticipate the demand of our customers for products and services requiring new technology or bandwidth beyond our expectations. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

We depend on third party suppliers and licensors; thus, if we are unable to procure the necessary equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of our services. We obtain these materials from a limited number of vendors, some of which do not have a long operating history. Some of our hardware, software and operational support vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms.

For example, each of our systems currently purchases set-top boxes from a limited number of vendors, because each of our cable systems uses one or two proprietary conditional access security schemes, which allow us to regulate subscriber access to some services, such as premium channels. We believe that the proprietary nature of these conditional access schemes makes other manufacturers reluctant to produce set-top boxes. Future innovation in set-top boxes may be restricted until these issues are resolved. In addition, we believe that the general lack of compatibility among set-top box operating systems has slowed the industry’s development and deployment of digital set-top box applications.

Malicious and abusive Internet practices could impair our high-speed Internet services.

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms, and other destructive or disruptive software. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data. Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network. Any significant loss of high-speed Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

For tax purposes, there is significant risk that Charter will experience an ownership change resulting in a material limitation on the use of a substantial amount of Charter’s existing net operating loss carryforwards.

As of December 31, 2006, Charter had approximately $6.7 billion of tax net operating losses, resulting in a gross deferred tax asset of approximately $2.7 billion, expiring in the years 2007 through 2026.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Currently, such tax net operating losses can accumulate and be used to offset any of Charter’s future taxable income.  However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income Charter may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate Charter’s ability to use a substantial portion of its net operating losses to offset future taxable income.

Future transactions and the timing of such transactions could cause an ownership change for income tax purposes. Such transactions include additional issuances of common stock by Charter (including but not limited to issuances upon future conversion of Charter’s 5.875% convertible senior notes), the return to Charter of the borrowed shares loaned by us in connection with the issuance of Charter’s 5.875% convertible senior notes, or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into Charter’s Class B common stock). Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond our control.

Risks Related to Mr. Allen's Controlling Position

The failure by Mr. Allen to maintain a minimum voting and economic interest in us could trigger a change of control default under our subsidiary's credit facilities.

The Charter Operating credit facilities provide that the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof to maintain a 35% direct or indirect voting interest in the applicable borrower would result in a change of control default. Such a default could result in the acceleration of repayment of our and our subsidiaries' indebtedness, including borrowings under the Charter Operating credit facilities.

Mr. Allen controls us and may have interests that conflict with the interests of the holders of our notes.

Mr. Allen has the ability to control us. Through his control, as of December 31, 2006, of approximately 91% of the voting power of the capital stock of our manager, Charter, Mr. Allen is entitled to elect all but one of Charter’s board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

Mr. Allen's control over our management and affairs could create conflicts of interest if he is faced with decisions that could have different implications for him, us and the holders of our notes. Further, Mr. Allen could effectively cause us to enter into contracts with another entity in which he owns an interest, or to decline a transaction into which he (or another entity in which he owns an interest) ultimately enters.

Current and future agreements between us and either Mr. Allen or his affiliates may not be the result of arm's-length negotiations. Consequently, such agreements may be less favorable to us than agreements that we could otherwise have entered into with unaffiliated third parties.

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

Charter’s certificate of incorporation and Charter Holdco's limited liability company agreement provide that Charter and Charter Holdco and their subsidiaries, including us, cannot engage in any business activity outside the cable transmission business except for specified businesses. This will be the case unless Mr. Allen consents to our engaging in the business activity. The cable transmission business means the business of transmitting video, audio (including telephone services), and data over cable television systems owned, operated, or managed by us from time to time. These provisions may limit our ability to take advantage of attractive business opportunities.

The loss of Mr. Allen's services could adversely affect our ability to manage our business.

Mr. Allen is Chairman of Charter’s board of directors and provides strategic guidance and other services to Charter. If Charter were to lose his services, our growth, financial condition, and results of operations could be adversely impacted.

The special tax allocation provisions of the Charter Holdco limited liability company agreement may cause Charter in some circumstances to pay more taxes than if the special tax allocation provisions were not in effect.

Charter Holdco's limited liability company agreement provided that through the end of 2003, net tax losses (such net tax losses being determined under the federal income tax rules for determining capital accounts) of Charter Holdco that would otherwise have been allocated to Charter based generally on Charter’s percentage ownership of outstanding common membership units of Charter Holdco, would instead be allocated to the membership units held by Vulcan Cable III Inc. (“Vulcan Cable”) and CII. The purpose of these special tax allocation provisions was to allow Mr. Allen to take advantage, for tax purposes, of the losses generated by Charter Holdco during such period. In some situations, these special tax allocation provisions could result in Charter having to pay taxes in an amount that is more or less than if Charter Holdco had allocated net tax losses to its members based generally on the percentage of outstanding common membership units owned by such members. For further discussion on the details of the tax allocation provisions see “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes.”

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators' administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber privacy;
•	limited rate regulation;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;
•	rules and regulations relating to provision of voice communications;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face. Certain states and localities are considering new telecommunications taxes that could increase operating expenses.

Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 12% of our franchises, covering approximately 15% of our analog video customers, were expired as of December 31, 2006. Approximately 8% of additional franchises, covering approximately an additional 11% of our analog video customers, will expire on or before December 31, 2007, if not renewed prior to expiration.

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

Our cable system franchises are non-exclusive. Accordingly, local franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable system franchises are non-exclusive. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In addition, certain telephone companies are seeking authority to operate in local communities without first obtaining a local franchise. As a result, competing operators may build systems in areas in which we hold franchises. In some cases municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.

Legislative proposals have been introduced in the United States Congress and in state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in several states, including states where we have significant operations. Although certain of these states have provided some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises, and the potential for new entrants to serve only higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. At least two additional states where we have cable systems have issued regulations that will facilitate telephone company provision of video services by eliminating or reducing the application of franchising requirements to the telephone companies. A proceeding is pending at the FCC to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. We are not yet able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition, and results of operations by creating or increasing competition. As of December 31, 2006, we are aware of traditional overbuild situations impacting approximately 7% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 4% of our estimated homes passed. Additional overbuild situations may occur in other systems.

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

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements, or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

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

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis, or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. The FCC clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the Supreme Court of the United States. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, in addition to cable service, over cable wires attached to utility poles. To date, VoIP service has not been classified as either a telecommunications service or cable service under the Communications Act. If VoIP were classified as a telecommunications service under the Communications Act by the FCC, a state Public Utility Commission, or an appropriate court, it might result in significantly increased pole attachment costs for us, which could adversely affect our financial condition and results of operations. We are a defendant in at least one lawsuit where the utility company claims that we should pay an increased rate on its poles. Any significant increased pole attachment costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

We may be required to provide access to our networks to other Internet service providers which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers (“ISPs”), have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable's broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a 2005 ruling, commonly referred to as Brand X , the Supreme Court upheld an FCC decision making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.” Notwithstanding Brand X, there has been increasing advocacy by certain internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks. The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers. If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, or were prohibited from charging heavy bandwidth intensive services a fee for use of our networks, we believe that it could impair our ability to use our bandwidth in ways that would generate maximum revenues.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational, and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage), or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision is subject to a petition for reconsideration which is pending. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

In 2002, we began to offer voice communications services on a limited basis over our broadband network. We continue to develop and deploy VoIP services. The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has extended certain traditional telecommunications requirements, such as E911 and Universal Service requirements, to many VoIP providers, such as us. The FCC has also required that these VoIP providers comply with obligations applied to traditional telecommunications carriers to ensure their networks can accommodate law enforcement wiretaps by May 2007. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems, and customer premise equipment for each of our cable systems.

Our cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites, and own most of our service vehicles.

Historically, our subsidiaries have owned the real property and buildings for our data centers, customer contact centers, and our divisional administrative offices. Since early 2003 we have reduced our total real estate portfolio square footage by approximately 15% and have decreased our annual operating lease costs by approximately 28%. In addition, Charter has sold over $34 million worth of land and buildings since early 2003. We plan to continue to reduce operating costs and improve utilization in this area through consolidation of sites within our system footprints. Our subsidiaries generally have leased space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the real property and building for our principal executive offices.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. See “Item 1. Business - Our Network Technology.” We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

We and our parent companies are defendants or co-defendants in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that we infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers. While we believe the lawsuits are without merit, and intend to defend the actions vigorously, the lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations or liquidity.

We and our parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting our business. The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our sole security holder during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)	Market Information

Our membership interests are not publicly traded.

(B)	Holders

All of the membership interests of Charter Holdings are owned by CCHC. All of the outstanding capital stock of Charter Capital is owned by Charter Holdings.

(C)	Dividends

None.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2006 with respect to equity compensation plans of Charter:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	26,403,200 (1)	$ 3.88	34,327,388
Equity compensation plans not approved by security holders	289,268 (2)	$ 3.91	--

TOTAL	26,692,468	$ 3.88	34,327,388

(1)
This total does not include 2,572,267 shares issued pursuant to restricted stock grants made under Charter’s 2001 Stock Incentive Plan, which were or are subject to vesting based on continued employment or 12,184,749 performance shares issued under Charter’s LTIP plan, which are subject to vesting based on continued employment and Charter’s achievement of certain performance criteria.

(2)	Includes shares of Charter Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant.

For information regarding securities issued under Charter’s equity compensation plans, see Note 17 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except share data):

	Charter Communications Holdings, LLC
	Year Ended December 31, (a)
	2006	2005	2004	2003	2002

Statement of Operations Data:
Revenues	$5,504	$5,033	$4,760	$4,616	$4,377
Operating income (loss) from continuing operations	$367	$304	$(1,942)	$484	$(3,914)
Interest expense, net	$(1,811)	$(1,739)	$(1,618)	$(1,486)	$(1,425)
Loss from continuing operations before cumulative effect of accounting change	$(1,353)	$(877)	$(3,455)	$(802)	$(5,251)
Net loss	$(1,115)	$(838)	$(4,399)	$(770)	$(6,199)

Balance Sheet Data (end of period):
Investment in cable properties	$14,404	$15,626	$15,988	$20,488	$21,187
Total assets	$14,934	$16,192	$17,084	$21,148	$22,156
Long-term debt	$18,654	$18,525	$18,474	$17,873	$17,288
Note payable - related party	$3	$22	$29	$--	$--
Minority interest (b)	$192	$188	$656	$719	$693
Member’s equity (deficit)	$(5,590)	$(4,128)	$(3,713)	$639	$1,906

(a)
In 2006, we sold certain cable television systems in West Virginia and Virginia to Cebridge Connections, Inc. We determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax for the year ended December 31, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

(b)
Minority interest represents preferred membership interests in our indirect subsidiary, CC VIII, and since June 6, 2003, the pro rata share of the profits and losses of CC VIII. This preferred membership interest arises from approximately $630 million of preferred membership units issued by CC VIII in connection with an acquisition in February 2000. As part of the Private Exchange, CCHC contributed its 70% interest in the 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") to CCH I. See Note 19 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us. See Note 4 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Holdings and subsidiaries as of and for the years ended December 31, 2006, 2005, and 2004.

Overview

Charter Holdings is a broadband communications company operating in the United States, with approximately 5.73 million customers at December 31, 2006. Charter Capital is a wholly-owned subsidiary of Charter Holdings and was formed and exists solely as a co-issuer of the public debt issued with Charter Holdings. Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, advanced broadband cable services (such as

OnDemand, high definition television service and DVR) and, in many of our markets, telephone service. See "Item 1. Business — Products and Services" for further description of these terms, including "customers."

Approximately 88% of our revenues for each of the years ended December 31, 2006 and 2005, respectively, are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone, and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining 12% of revenue is derived primarily from advertising revenues, franchise fee revenues (which are collected by us but then paid to local franchising authorities), pay-per-view and OnDemand programming (where users are charged a fee for individual programs viewed), installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

The industry's and our most significant operational challenges include competition from DBS providers and DSL service providers. See "Item 1. Business — Competition.'' We believe that competition from DBS has resulted in net analog video customer losses. In addition, DBS competition combined with increasingly limited opportunities to expand our customer base, now that approximately 52% of our analog video customers subscribe to our digital video service, has resulted in decreased growth rates for digital video customers. Competition from DSL providers has resulted in decreased growth rates for high-speed Internet customers. In the recent past, we have grown revenues by offsetting analog video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, high definition television, and telephone. We expect to continue to grow revenues through price increases, increases in the number of our customers who purchase bundled services, and through sales of incremental video services including high definition television, OnDemand and DVR service. In addition, we expect to increase revenues by expanding the sales of our services to our commercial customers.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs and franchise fees. Selling, general and administrative expenses primarily include salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. Controlling our expenses impacts our ability to improve margins. We are attempting to control our costs of operations by maintaining strict controls on expenses. More specifically, we are focused on managing our cost structure by managing our workforce to control cost increases and improve productivity, and leveraging our growth and increasing size in purchasing activities. In addition, we are reviewing our pricing and programming packaging strategies. See "Item 1. Business — Programming" for more details.

Our operating income from continuing operations increased to $367 million for the year ended December 31, 2006 from $304 million for the year ended December 31, 2005. We had positive operating margins (defined as operating income from continuing operations divided by revenues) of 7% and 6% for the years ended December 31, 2006 and 2005, respectively. The improvement in operating income from continuing operations and operating margin for the year ended December 31, 2006 is principally due to an increase in revenue over expenses as a result of increased customers for high-speed Internet, digital video, and advanced services, as well as overall rate increases. Operating loss from continuing operations was $1.9 billion for the year ended December 31, 2004. We had a negative operating margin of 40% for the year ended December 31, 2004. The increase in operating income from continuing operations and positive operating margin for the year ended December 31, 2005 was principally due to the impairment of franchises of $2.3 billion recorded in the third quarter of 2004, which did not recur in 2005. Although we do not expect charges for impairment in the future of comparable magnitude, potential charges could occur due to changes in market conditions.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high level of debt and the depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant.

Beginning in 2004 and continuing through January 2007, we sold several cable systems which reflects our strategy to divest geographically non-strategic assets to allow for more efficient operations, while also increasing our liquidity. In 2004, we sold cable systems representing a total of approximately 228,500 analog video customers. In 2005, we closed the sale of certain cable systems representing a total of approximately 33,000 analog video customers, and in 2006, we sold cable systems serving a total of approximately 390,300 analog video customers. In January 2007, we completed the sale of additional cable systems representing approximately 34,400 analog video customers. As a result of these sales we have improved our geographic footprint by reducing our number of headends, increasing the number of customers per headend, and reducing the number of states in which the majority of our customers reside.

In 2006, we determined that the West Virginia and Virginia cable systems, which were part of the system sales disclosed above, comprised operations and cash flows that for financial reporting purposes met the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems (including a gain on sale of approximately $200 million recorded in the third quarter of 2006), have been presented as discontinued operations, net of tax, for the year ended December 31, 2006, and all prior periods presented herein have been reclassified to conform to the current presentation.

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors, and the Audit Committee has reviewed the following disclosure. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:

•	capitalization of labor and overhead costs;

•	useful lives of property, plant and equipment;

•	impairment of property, plant, and equipment, franchises, and goodwill;

•	income taxes; and

•	litigation.

In addition, there are other items within our financial statements that require estimates or judgment but are not deemed critical, such as the allowance for doubtful accounts, but changes in judgment, or estimates in these other items could also have a material impact on our financial statements.

Capitalization of labor and overhead costs. The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2006 and 2005, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $5.2 billion (representing 35% of total assets) and $5.8 billion (representing 36% of total assets), respectively. Total capital expenditures for the years ended December 31, 2006, 2005, and 2004 were approximately $1.1 billion, $1.1 billion, and $893 million, respectively.

Costs associated with network construction, initial customer installations (including initial installations of new or advanced services), installation refurbishments, and the addition of network equipment necessary to provide new or advanced services, are capitalized. While our capitalization is based on specific activities, once capitalized, we track these costs by fixed asset category at the cable system level, and not on a specific asset basis. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs (“overhead”). These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service, and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor and overhead using standards developed from actual costs and applicable operational data. We calculate standards for items such as the labor rates, overhead rates, and the actual amount of time required to perform a capitalizable activity. For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities. Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities, and a determination of the portion of costs that is directly attributable to capitalizable activities. The impact of changes that resulted from these studies were not significant in the periods presented.

Labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include such activities as:

•	Dispatching a “truck roll” to the customer’s dwelling for service connection;

•
Verification of serviceability to the customer’s dwelling (i.e., determining whether the customer’s dwelling is capable of receiving service by our cable network and/or receiving advanced or Internet services);

•
Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services, and equipment replacement and betterment; and

•	Verifying the integrity of the customer’s network connection by initiating test signals downstream from the headend to the customer’s digital set-top box.

Judgment is required to determine the extent to which overhead costs incurred result from specific capital activities, and therefore should be capitalized. The primary costs that are included in the determination of the overhead rate are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatchers, who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized internal direct labor and overhead of $204 million, $190 million and $164 million, respectively, for the years ended December 31, 2006, 2005, and 2004. Capitalized internal direct labor and overhead costs have increased in 2005 and 2006 as compared to 2004 as a result of the use of more internal labor for capitalizable installations, rather than third party contractors.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analyses of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances. Any changes in estimated useful lives as a result of these analyses, which were not significant in the periods presented, will be reflected prospectively beginning in the period in which the study is completed. The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment would be an increase in depreciation expense for the year ended December 31, 2006 of approximately $168 million. The effect of a one-year increase in the weighted average useful life of our property, plant and equipment would be a decrease in depreciation expense for the year ended December 31, 2006 of approximately $131 million.

Depreciation expense related to property, plant and equipment totaled $1.3 billion, $1.4 billion, and $1.4 billion, representing approximately 26%, 30%, and 21% of costs and expenses, for the years ended December 31, 2006, 2005, and 2004, respectively. Depreciation is recorded using the straight-line composite method over management’s estimate of the estimated useful lives of the related assets as listed below:

Cable distribution systems………………………………	7-20 years
Customer equipment and installations…………………..	3-5 years
Vehicles and equipment…………………………………	1-5 years
Buildings and leasehold improvements…………………	5-15 years
Furniture, fixtures and equipment….……………………	5 years

Impairment of property, plant and equipment, franchises and goodwill. As discussed above, the net carrying value of our property, plant and equipment is significant. We also have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas. The net carrying value of franchises as of December 31, 2006 and 2005 was approximately $9.2 billion (representing 62% of total assets) and $9.8 billion (representing 61% of total assets), respectively. Furthermore, our noncurrent assets include approximately $61 million of goodwill.

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 requires that franchise intangible assets that meet specified indefinite-life criteria no longer be amortized against earnings, but instead must be tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances. In determining whether our franchises have an indefinite-life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement. We have concluded that as of December 31, 2006, 2005, and 2004 more than 99% of our franchises qualify for indefinite-life treatment under SFAS No. 142, and that less than one percent of our franchises do not qualify for indefinite-life treatment, due to technological or operational factors that limit their lives. Costs of finite-lived franchises, along with costs associated with franchise renewals, are amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average remaining useful lives of such franchises. Franchise amortization expense was $2 million, $4 million, and $3 million for the years ended December 31, 2006, 2005, and 2004, respectively. We expect that amortization expense on franchise assets will be approximately $1 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, and other relevant factors. Our goodwill is also deemed to have an indefinite life under SFAS No. 142.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, requires that we evaluate the recoverability of our property, plant and equipment and franchise assets which did not qualify for indefinite-life treatment under SFAS No. 142, upon the occurrence of events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as the impairment of our indefinite-life franchises under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2006, 2005, or 2004, however, approximately $159 million and $39 million of impairment on assets held for sale was recorded for the years ended December 31, 2006 and 2005, respectively. We are also required to evaluate the recoverability of our indefinite-life franchises, as well as goodwill, on an annual basis or more frequently as deemed necessary.

Under both SFAS No. 144 and SFAS No. 142, if an asset is determined to be impaired, it is required to be written down to its estimated fair market value. We determine fair market value based on estimated discounted future cash flows, using reasonable and appropriate assumptions that are consistent with internal forecasts. Our assumptions include these and other factors: Penetration rates for analog and digital video, high-speed Internet, and telephone; revenue growth rates; and expected operating margins and capital expenditures. Considerable management judgment is necessary to estimate future cash flows, and such estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows, and the discount rate used in the calculation.

Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of our cable systems into groups by which such systems are managed. Management believes such groupings represent the highest and best use of those assets.

Our valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships, and our total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets. The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as interactivity and telephone, to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn) and the new services added to those customers in future periods. The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise. Prior to the adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, discussed below, we followed a residual method of valuing our franchise assets, which had the effect of including goodwill with the franchise assets.

We follow the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with our existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services such as interactivity and telephone to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Substantially all our acquisitions occurred prior to January 1, 2002. We did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002, we did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

The valuations used in our impairment assessments involve numerous assumptions as noted above. While economic conditions, applicable at the time of the valuation, indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuation and consequently the potential impairment charge. At October 1, 2006, a 10% and 5% decline in the estimated fair value of our franchise assets in each of our asset groupings would have resulted in an impairment charge of approximately $60 million and $0, respectively.

In September 2004, EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, was issued, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. We performed an impairment assessment as of September 30, 2004, and adopted Topic D-108 in that assessment resulting in a total franchise impairment of approximately $3.3 billion. We recorded a cumulative effect of accounting change of $840 million (approximately $875 million before tax effects of $16 million and minority interest effects of $19 million) for the year ended December 31, 2004 representing the portion of our total franchise impairment attributable to no longer including goodwill with franchise assets. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, and was recorded as impairment of franchises in our consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by us and our industry peers in the third quarter of 2004 primarily as a result of increased competition from DBS providers and decreased growth rates in our and our industry peers’ high-speed Internet customers in the third quarter of 2004, in part as a result of increased competition from DSL providers, led us to lower our projected growth rates and accordingly revise our estimates of future cash flows from those used in prior years. See “Item 1. Business — Competition.”

The valuations completed at October 1, 2006 and 2005 showed franchise values in excess of book value, and thus resulted in no impairment.

Income Taxes. All operations are held through Charter Holdco and its direct and indirect subsidiaries, including us. Charter Holdco and the majority of its subsidiaries are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, CII and Vulcan Cable. Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco limited liability company agreement (“LLC Agreement”) and partnership tax rules and regulations.

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts). Under the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable and CII (the “Special Loss Allocations”) to the extent of their respective capital account balances. After 2003, under the LLC Agreement, net tax losses of Charter Holdco are allocated to Charter, Vulcan Cable and CII based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances. Allocations of net tax losses in excess of the members’ aggregate capital account balances are allocated under the rules governing Regulatory Allocations, as described below. Subject to the Curative Allocation Provisions described below, the LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units, will instead generally be allocated to Vulcan Cable and CII (the “Special Profit Allocations”). The Special Profit Allocations to Vulcan Cable and CII will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations. The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the Curative Allocation Provisions described in the following paragraph. The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balances of each of Vulcan Cable and CII were reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003, 2004 and 2005, to Vulcan Cable and CII, instead have been allocated to Charter (the “Regulatory Allocations”). As a result of the allocation of net tax losses to Charter in 2005, Charter’s capital account balance was reduced to zero during 2005. The LLC Agreement provides that once the capital account balances of all members have been reduced to zero, net tax losses are to be allocated to Charter, Vulcan Cable and CII based generally on their respective percentage ownership of outstanding common units. Such allocations are also considered to be Regulatory Allocations. The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member’s capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement. The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations through the year ended December 31, 2006 is approximately $4.1 billion.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above (and their interaction with the allocations related to assets contributed to Charter Holdco with differences between book and tax basis), the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable and CII is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units. The cumulative amount of such excess losses was approximately $1 billion through December 31, 2006.

In certain situations, the Special Loss Allocations, Special Profit Allocations, Regulatory Allocations, and Curative Allocation Provisions described above could result in Charter paying taxes in an amount that is more or less than if Charter Holdco had allocated net tax profits and net tax losses among its members based generally on the number of common membership units owned by such members. This could occur due to differences in (i) the character of the allocated income (e.g., ordinary versus capital), (ii) the allocated amount and timing of tax depreciation and tax amortization expense due to the application of section 704(c) under the Internal Revenue Code, (iii) the potential interaction between the Special Profit Allocations and the Curative Allocation Provisions, (iv) the amount and timing of alternative minimum taxes paid by Charter, if any, (v) the apportionment of the allocated income or loss among the states in which Charter Holdco does business, and (vi) future federal and state tax laws. Further, in the event of new capital contributions to Charter Holdco, it is possible that the tax effects of the Special Profit Allocations, Special Loss Allocations, Regulatory Allocations and Curative Allocation Provisions will change significantly pursuant to the provisions of the income tax regulations or the terms of a contribution agreement with respect to such contributions. Such change could defer the actual tax benefits to be derived by Charter with respect to the net tax losses allocated to it or accelerate the actual taxable income to Charter with respect to the net tax profits allocated to it. As a result, it is possible under certain circumstances, that Charter could receive future allocations of taxable income in excess of its currently allocated tax deductions and available tax loss carryforwards. The ability to utilize net operating loss carryforwards is potentially subject to certain limitations as discussed below.

In addition, under their exchange agreement with Charter, Vulcan Cable and CII have the right at anytime to exchange some or all of their membership units in Charter Holdco for Charter’s Class B common stock, be merged with Charter in exchange for Charter’s Class B common stock, or be acquired by Charter in a non-taxable reorganization in exchange for Charter’s Class B common stock. If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan Cable and CII could elect to cause Charter Holdco to make the remaining Special Profit Allocations to Vulcan Cable and CII immediately prior to the consummation of the exchange. In the event Vulcan Cable and CII choose not to make such election or to the extent such allocations are not possible, Charter would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions. Mr. Allen has generally agreed to reimburse Charter for any incremental income taxes that Charter would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter. The ability of Charter to utilize net operating loss carryforwards is potentially subject to certain limitations (see “Risk Factors - For tax purposes, there is significant risk that we will experience an ownership change resulting in a material limitation on the use of a substantial amount of our existing net operating loss carryforwards”). If Charter were to become subject to such limitations (whether as a result of an exchange described above or otherwise), and as a result were to owe taxes resulting from the Special Profit Allocations, then Mr. Allen may not be obligated to reimburse Charter for such income taxes. Further, Mr. Allen’s obligation to reimburse Charter for taxes attributable to the Special Profit Allocation to Charter ceases upon a subsequent change of control of Charter. Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.

As of December 31, 2006 and 2005, we have recorded net deferred income tax liabilities of $199 million and $213 million, respectively. Additionally, as of December 31, 2006 and 2005, we have deferred tax assets of $90 million and $86 million, respectively, which primarily relate to net operating loss carryforwards of certain of our indirect corporate subsidiaries. We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Given the uncertainty surrounding our ability to utilize our deferred tax assets, these items have been offset with a corresponding valuation allowance of $63 million and $51 million at December 31, 2006 and 2005, respectively.

We are currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 and 2003. In addition, one of our indirect corporate subsidiaries is under examination by the Internal Revenue Service for the tax year ended December 31, 2004. Our results (excluding our indirect corporate subsidiaries, with the exception of the indirect corporate subsidiary under examination) for these years are subject to these examinations. Management does not expect the results of these examinations to have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity, including our ability to comply with our debt covenants.

Litigation. Legal contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change, and ultimately when the matter is brought to closure. We have established reserves for certain matters and if any of these matters are resolved unfavorably, resulting in payment obligations in excess of management's best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions):

	Year Ended December 31,
	2006		2005		2004

Revenues	$5,504	100%	$5,033	100%	$4,760	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,438	44%	2,203	44%	1,994	42%
Selling, general and administrative	1,165	21%	1,012	20%	965	20%
Depreciation and amortization	1,354	25%	1,443	29%	1,433	30%
Impairment of franchises	--	--	--	--	2,297	48%
Asset impairment charges	159	3%	39	1%	--	--
Other operating expenses, net	21	--	32	--	13	--

	5,137	93%	4,729	94%	6,702	140%

Operating income (loss) from continuing operations	367	7%	304	6%	(1,942)	(40)%

Interest expense, net	(1,811)		(1,739)		(1,618)
Gain (loss) on extinguishment of debt and preferred stock	81		494		(21)
Other income, net	17		73		91

Loss from continuing operations before income taxes and cumulative effect of accounting change	(1,346)		(868)		(3,490)
Income tax benefit (expense)	(7)		(9)		35

Loss from continuing operations before cumulative
effect of accounting change	(1,353)		(877)		(3,455)
Income (loss) from discontinued operations, net of tax	238		39		(104)

Loss before cumulative effect of accounting change	(1,115)		(838)		(3,559)
Cumulative effect of accounting change, net of tax	--		--		(840)

Net loss applicable to common stock	$(1,115)		$(838)		$(4,399)

Revenues.  Average monthly revenue per analog video customer, measured on an annual basis, has increased from $67 in 2004 to $74 in 2005 and $82 in 2006. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers during the respective period. Revenue growth in 2006 and 2005 primarily reflects increases in the number of customers, price increases, and incremental video revenues from OnDemand, DVR and high-definition television services. Cable system sales, net of acquisitions, in 2004, 2005, and 2006 reduced the increase in revenues in 2006 as compared to 2005 by approximately $24 million, and in 2005 as compared to 2004 by approximately $30 million.

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2006		2005		2004		2006 over 2005		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change

Video	$3,349	61%	$3,248	65%	$3,217	68%	$101	3%	$31	1%
High-speed Internet	1,051	19%	875	17%	712	15%	176	20%	163	23%
Telephone	135	2%	36	1%	18	--	99	275%	18	100%
Advertising sales	319	6%	284	6%	279	6%	35	12%	5	2%
Commercial	305	6%	266	5%	227	5%	39	15%	39	17%
Other	345	6%	324	6%	307	6%	21	6%	17	6%

	$5,504	100%	$5,033	100%	$4,760	100%	$471	9%	$273	6%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Analog video customers decreased by 210,700 and 79,100 customers in 2006 and 2005, respectively, of which 137,200 in 2006 was related to system sales, net of acquisitions. Digital video customers increased by 127,800 and 124,600 customers in 2006 and 2005, respectively. The increase in 2006 was reduced by the sale, net of acquisitions, of 42,100 digital customers. The increases in video revenues are attributable to the following (dollars in millions):

	2006 compared to 2005	2005 compared to 2004

Increases related to price increases and incremental video services	$102	$119
Increases related to increase in digital video customers	58	18
Decreases related to decrease in analog video customers	(34)	(76)
Increase related to acquisition	6	--
Decreases related to system sales	(31)	(21)
Hurricane impact	--	(9)

	$101	$31

High-speed Internet customers grew by 283,600 and 306,000 customers in 2006 and 2005, respectively, of which 20,900 in 2006 was related to system sales, net of acquisitions. The increases in high-speed Internet revenues from our non-commercial customers are attributable to the following (dollars in millions):

	2006 compared to 2005	2005 compared to 2004

Increases related to increases in high-speed Internet customers	$146	$135
Increases related to price increases	31	34
Increase related to acquisition	3	--
Decreases related to system sales	(4)	(3)
Hurricane impact	--	(3)

	$176	$163

Revenues from telephone services increased primarily as a result of an increase of 324,300 telephone customers in 2006, of which 14,500 was related to acquisitions, and 76,100 telephone customers in 2005. Approximately $6 million of the increase in 2006 telephone revenue compared to 2005 is related to an acquisition.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. In 2006, advertising sales revenues increased primarily as a result of an increase in local and national advertising sales, including political advertising. In 2005, advertising sales revenues increased primarily as a result of an increase in local advertising sales, and were offset by a decline in national advertising sales. In addition, the increases were offset by a decrease of $1 million in 2006 and $1 million in 2005 as a result of system sales. For the years ended December 31, 2006, 2005, and 2004, we received $17 million, $15 million, and $16 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues. The increases were reduced by approximately $1 million in 2006 and $3 million in 2005 as a result of system sales.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the years ended December 31, 2006, 2005, and 2004, franchise fees represented approximately 52%, 54%, and 52%, respectively, of total other revenues. The increase in other revenues was primarily the result of increases in franchise fees as a result of increases in revenues upon which the fees apply, and increases in installation revenues. The increases were reduced by approximately $2 million in 2006 and $2 million in 2005 as a result of system sales.

Operating expenses. The increases in operating expenses are attributable to the following (dollars in millions):

	2006 compared to 2005	2005 compared to 2004

Increases in programming costs	$143	$104
Increases in labor costs	32	24
Increases in costs of providing high-speed Internet and telephone services	25	26
Increases in maintenance costs	15	24
Increases in advertising sales costs	14	4
Increases in franchise costs	11	10
Other increases, net	2	29
Increase related to acquisition	13	--
Decreases related to system sales	(20)	(12)

	$235	$209

Programming costs were approximately $1.5 billion, $1.4 billion, and $1.3 billion, representing 61%, 62%, and 63% of total operating expenses for the years ended December 31, 2006, 2005, and 2004, respectively. Programming costs consist primarily of costs paid to programmers for analog, premium, digital and pay-per-view programming. The increases in programming costs are primarily a result of rate increases, particularly in sports programming, and in 2005 were offset by a decrease in analog video customers. In addition, programming costs increased as a result of reductions in the amounts of amortization of payments received from programmers in support of launches of new channels. Amounts amortized against programming expenses were $32 million, $41 million, and $59 million in 2006, 2005, and 2004, respectively. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, and additional programming, including high-definition and OnDemand programming, being provided to customers. Labor costs increased due to an increase in headcount to support improved service levels and telephone deployment.

Selling, general and administrative expenses. The increases in selling, general and administrative expenses are attributable to the following (dollars in millions):

	2006 compared to 2005	2005 compared to 2004

Increases (decreases) in customer care costs	$56	$(2)
Increases in marketing costs	38	23
Increases in employee costs	32	28
Increases (decreases) in bad debt and collection costs	19	(20)
Increases (decreases) in property and casualty costs	17	(6)
Increases (decreases) in professional service costs	(26)	31
Other increases (decreases), net	21	(3)
Decreases related to system sales	(9)	(4)
Increase related to acquisition	5	--

	$153	$47

Depreciation and amortization. Depreciation and amortization expense decreased by $89 million in 2006 and increased by $10 million in 2005. During 2006, the decrease in depreciation was primarily the result of systems sales and certain assets becoming fully depreciated. During 2005, the increase in depreciation was related to an increase in capital expenditures, which was partially offset by lower depreciation as the result of systems sales and certain assets becoming fully depreciated.

Impairment of franchises. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $2.4 billion impairment charge for the year ended December 31, 2004. Our annual assessments in 2006 and 2005 did not result in impairment.

Asset impairment charges. Asset impairment charges for the years ended December 31, 2006 and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 4 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other operating expenses, net. The increases (decreases) in other operating expenses, net are attributable to the following (dollars in millions):

	2006 compared to 2005	2005 compared to 2004

Increases in losses on sales of assets	$2	$92
Hurricane asset retirement loss	(19)	19
Increases (decreases) in special charges, net	6	(97)
Decreases in unfavorable contracts and other settlements	--	5

	$(11)	$19

For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense increased by $72 million in 2006 and by $121 million in 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 8.8% in 2004 to 9.2% in 2005 to 9.6% in 2006, and an increase in average debt outstanding from $17.8 billion in 2004 to $18.4 billion in 2005 to $18.7 billion in 2006.

Gain (loss) on extinguishment of debt.

	Year Ended December 31,
	2006	2005	2004

Charter Holdings debt exchanges	$108	$500	$--
Charter Operating credit facility refinancing	(27)	--	(21)
CC V Holdings notes repurchase	--	(5)	--
Other	--	(1)	--

	$81	$494	$(21)

For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other income, net. The increases (decreases) in other income, net are attributable to the following (dollars in millions):

	2006 compared to 2005	2005 compared to 2004

Decreases in gain on derivative instruments and hedging activities, net	$(44)	$(19)
Decreases in minority interest	(5)	(19)
Increases (decreases) in investment income	(9)	19
Other, net	2	1

	$(56)	$(18)

For more information, see Note 16 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax benefit (expense). Income tax expense in 2006 and 2005 was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries. Income tax benefit for the year ended December 31, 2004 was directly related to the impairment of franchises. The deferred tax liabilities of certain of our indirect corporate subsidiaries decreased as a result of the write-down of franchise assets for financial statement purposes for the year ended December 31, 2004. We do not expect to recognize a similar benefit associated with the impairment of franchises in future periods. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax increased in 2006 compared to 2005 due to a gain of $200 million recognized in 2006 on the sale of the West Virginia and Virginia systems.  Income from discontinued operations, net of tax increased in 2005 compared to a loss from discontinued operations, net of tax in 2004, primarily due to the impairment of franchises recognized in 2004 described above.

Cumulative effect of accounting change, net of tax. Cumulative effect of accounting change of $840 million (net of minority interest effects of $19 million and tax effects of $16 million) in 2004 represents the impairment charge recorded as a result of our adoption of Topic D-108.

Net loss. The impact to net loss in 2006 and 2005 of asset impairment charges, extinguishment of debt, and gain on discontinued operations, was to decrease net loss by approximately $122 million and $455 million, respectively. The impact to net loss in 2004 of the impairment of franchises and cumulative effect of accounting change was to increase net loss by approximately $3.0 billion.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Debt and Liquidity

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from Charter Holdco, proceeds from sales of assets, issuances of debt securities, and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2006, we generated $307 million of net cash flows from operating activities after paying cash interest of $1.6 billion. In addition, we received proceeds from the sale of assets of approximately $1.0 billion and used $1.1 billion for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $218 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our and our parent companies’ access to the debt markets, Charter’s access to the equity markets, the timing of possible asset sales, and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently consider future asset sales as a significant source of liquidity.

As a result of the Credit Facility Refinancing, we expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2008.  We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009 and will not be sufficient to fund such needs in 2010 and beyond. We have been advised that Charter continues to work with its financial advisors concerning our approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

We have a significant level of debt. As of December 31, 2006, the accreted value of our total debt was approximately $18.7 billion, as summarized below (dollars in millions):

	December 31, 2006
			Semi-Annual
	Principal	Accreted	Interest Payment	Maturity
	Amount	Value(a)	Dates	Date(b)

Charter Holdings:
8.250% senior notes due 2007	$105	$105	4/1 & 10/1	4/1/07
8.625% senior notes due 2009	187	187	4/1 & 10/1	4/1/09
10.000% senior notes due 2009	105	105	4/1 & 10/1	4/1/09
10.750% senior notes due 2009	71	71	4/1 & 10/1	10/1/09
9.625% senior notes due 2009	52	52	5/15 & 11/15	11/15/09
10.250% senior notes due 2010	32	32	1/15 & 7/15	1/15/10
11.750% senior discount notes due 2010	21	21	1/15 & 7/15	1/15/10
11.125% senior notes due 2011	52	52	1/15 & 7/15	1/15/11
13.500% senior discount notes due 2011	62	62	1/15 & 7/15	1/15/11
9.920% senior discount notes due 2011	63	63	4/1 & 10/1	4/1/11
10.000% senior notes due 2011	71	71	5/15 & 11/15	5/15/11
11.750% senior discount notes due 2011	55	55	5/15 & 11/15	5/15/11
12.125% senior discount notes due 2012	91	91	1/15 & 7/15	1/15/12
CIH (a):
11.125% senior notes due 2014	151	151	1/15 & 7/15	1/15/14
13.500% senior discount notes due 2014	581	581	1/15 & 7/15	1/15/14
9.920% senior discount notes due 2014	471	471	4/1 & 10/1	4/1/14
10.000% senior notes due 2014	299	299	5/15 & 11/15	5/15/14

11.750% senior discount notes due 2014	815	815	5/15 & 11/15	5/15/14
12.125% senior discount notes due 2015	217	216	1/15 & 7/15	1/15/15
CCH I (a):
11.00% senior notes due 2015	3,987	4,092	4/1 & 10/1	10/1/15
CCH II (a):
10.250% senior notes due 2010	2,198	2,190	3/15 & 9/15	9/15/10
10.250% senior notes due 2013	250	262	4/1 & 10/1	10/1/13
CCO Holdings:
Senior floating notes due 2010	550	550	3/15, 6/15, 9/15 & 12/15	12/15/10
8 3/4% senior notes due 2013	800	795	5/15 & 11/15	11/15/13
Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	4/30 & 10/30	4/30/12
8 3/8% senior second-lien notes due 2014	770	770	4/30 & 10/30	4/30/14
Credit Facilities	5,395	5,395		varies

	$18,551	$18,654

(a)	The accreted value presented above generally represents the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date except as follows. Certain of the CIH notes, CCH I notes, and CCH II notes issued in exchange for Charter Holdings notes and Charter convertible notes in 2005 and 2006 are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due). As of December 31, 2006, the accreted value of our debt for legal purposes and notes and indentures purposes is $18.4 billion.
(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table (except with respect to the 8.25% Charter Holdings notes due 2007, the 10.000% Charter Holdings notes due 2009, the 10.75% Charter Holdings notes due 2009, and the 9.625% Charter Holdings notes due 2009) in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. For additional information see Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

In 2007, $130 million of our debt matures, and in 2008, an additional $50 million matures. In 2009 and beyond, significant additional amounts will become due under our remaining long-term debt obligations. The following table summarizes our payment obligations as of December 31, 2006 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$18,551	$130	$515	$3,599	$14,307
Long-Term Debt Interest Payments (2)	11,763	1,768	3,495	3,097	3,403
Payments on Interest Rate Instruments (3)	1	--	1	--	--
Capital and Operating Lease Obligations (4)	87	19	30	20	18
Programming Minimum Commitments (5)	854	349	505	--	--
Other (6)	423	284	69	48	22

Total	$31,679	$2,550	$4,615	$6,764	$17,750

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2006. Refer to Notes 9 and 20 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2006 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2006. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
Represents amounts we will be required to pay under our interest rate hedge agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2006.

(4)
The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2006, 2005, and 2004, were $23 million, $22 million, and $22 million, respectively.

(5)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $1.5 billion, $1.4 billion, and $1.3 billion, for the years ended December 31, 2006, 2005, and 2004, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(6)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2006, 2005, and 2004, was $44 million, $44 million, and $42 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $175 million, $165 million, and $159 million for the years ended December 31, 2006, 2005, and 2004, respectively.

•
We also have $147 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims. These letters of credit reduce the amount we may borrow under our credit facilities.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios, and meet financial tests, and to provide audited financial statements with an unqualified opinion from our independent auditors. As of December 31, 2006, we are in compliance with the covenants under our credit facilities, as well as under our indentures, and we expect to remain in compliance with those covenants for the next twelve months. As of December 31, 2006, our potential availability under our credit facilities totaled approximately $1.3 billion, although the actual availability at that time was only $1.1 billion because of limits imposed by covenant restrictions. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could case serious disruption to our business and have a material adverse effect on our business and results of operations.

Limitations on Distributions

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of December 31, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $8 million in cash, which were available to pay interest and principal on Charter’s convertible senior notes. In addition, Charter has $50 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in 2007. CCHC also holds $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on the convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million of the convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, and Charter Holdings) for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default under the applicable indenture and each applicable subsidiary’s leverage ratio test is met at the time of such distribution, and, in the case of such distributions by Charter Operating for payment of principal on a portion of the outstanding CCO Holdings notes, other specified tests are met. For the quarter ended December 31, 2006, there was no default under any of these indentures, and each such subsidiary met its applicable leverage ratio tests based on December 31, 2006 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities. Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures, and in the case of such distributions by Charter Operating for payment of interest on a portion of the outstanding CCO Holdings notes, Charter Operating’s leverage ratio and other specified tests are met.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2006, there was no default under Charter Holdings’ indentures, and the other specified tests were met. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law. See “Risk Factors — Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

Access to Capital

Our significant amount of debt could negatively affect our and our parent companies’ ability to access additional capital or the pricing or terms under which such capital might be available in the future. Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities. No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due, because of adverse market conditions, increased competition, or other unfavorable events. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities, or through additional debt or equity financings, we would consider:

•	issuing equity at the Charter or Charter Holdco level, the proceeds of which could be loaned or contributed to us;
•	issuing debt securities that may have structural or other priority over our existing notes;
•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue and grow operating cash flows;
•	selling assets; or
•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to negotiation; and cannot be assured.

If the above strategies are not successful, we could be forced to restructure our obligations or seek bankruptcy protection. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive the full principal and interest payments to which they are contractually entitled.

Recent Financing Transactions

We have completed many capital transactions since the formation of Charter. In 2007 and 2006, we completed the following capital transactions, all of which impacted our liquidity.

In March 2007, we entered into the Charter Credit Facility Refinancing. See “Part I. Item 1. Business - Recent Event.”

In January 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013, and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously, and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the CCO Holdings bridge loan was terminated.

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

Sale of Assets

In 2006, we closed asset sales for total net proceeds of approximately $1.0 billion. We used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of our credit facilities. Also in 2006, we recorded asset impairment charges of $159 million related to cable systems meeting the criteria of assets held for sale.

Acquisition

In January 2006, we closed the purchase of certain cable systems in Minnesota from Seren Innovations, Inc. We acquired approximately 17,500 analog video customers, 8,000 digital video customers, 13,200 high-speed Internet customers, and 14,500 telephone customers, for a total purchase price of approximately $42 million.

Historical Operating, Financing and Investing Activities

Cash and Cash Equivalents. We held $38 million in cash and cash equivalents as of December 31, 2006 compared to $14 million as of December 31, 2005.

Operating Activities.  Net cash provided by operating activities increased $53 million, or 21%, from $254 million for the year ended December 31, 2005 to $307 million for the year ended December 31, 2006. For the year ended December 31, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $246 million more cash during the year ended December 31, 2006 than the corresponding period in 2005, offset by an increase in cash interest expense of $227 million over the corresponding prior period.

Net cash provided by operating activities decreased $177 million, or 41%, from $431 million for the year ended December 31, 2004 to $254 million for the year ended December 31, 2005. For the year ended December 31, 2005, net cash provided by operating activities decreased primarily as a result of an increase in cash interest expense of $179 million over the corresponding prior period.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2006 and 2005 was $65 million and $1.0 billion, respectively. Investing activities used $953 million less cash during the year ended December 31, 2006 than the corresponding period in 2005 primarily due to $1.0 billion of proceeds received in 2006 from the sale of assets, including cable systems.

Net cash used in investing activities for the years ended December 31, 2005 and 2004, was $1.0 billion and $191 million, respectively. Investing activities used $827 million more cash during the year ended December 31, 2005 than during the corresponding period in 2004, primarily as a result of cash provided by proceeds from the sale of certain cable systems to Atlantic Broadband Finance, LLC in 2004, which did not recur in 2005, combined with increased cash used for capital expenditures.

Financing Activities. Net cash used by financing activities was $218 million and net cash provided by financing activities was $232 million for the years ended December 31, 2006 and 2005, respectively. The decrease in cash provided during the year ended December 31, 2006 compared to the corresponding period in 2005, was primarily the result of an increase in repayments of long-term debt.
Net cash provided by financing activities was $232 million and $221 million for the years ended December 31, 2005 and 2004, respectively. The decrease in cash provided during the year ended December 31, 2005, as compared to the corresponding period in 2004, was primarily the result of a decrease in borrowings of long-term debt and proceeds from issuance of debt offset by a decrease in repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $1.1 billion, $1.1 billion, and $893 million for the years ended December 31, 2006, 2005, and 2004, respectively. The majority of the capital expenditures in 2006, 2005, and 2004 related to our scalable infrastructure and customer premise equipment. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the years ended December 31, 2006, 2005, and 2004, our liabilities related to capital expenditures increased by $24 million, and $13 million, and decreased $33 million, respectively.

During 2007, we expect capital expenditures to be approximately $1.2 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure. We expect to fund capital expenditures for 2007 primarily from cash flows from operating activities and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven then publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association (“NCTA”). The disclosure is intended to provide more consistency in reporting capital expenditures and customers among peer companies in the cable industry. These disclosures are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2006, 2005, and 2004 (dollars in millions):

	For the years ended December 31,
	2006	2005	2004

Customer premise equipment (a)	$507	$434	$451
Scalable infrastructure (b)	214	174	108
Line extensions (c)	107	134	131
Upgrade/Rebuild (d)	45	49	49
Support capital (e)	230	297	154

Total capital expenditures	$1,103	$1,088	$893

(a)
Customer premise equipment includes costs for set-top boxes and cable modems, etc. used at the customer residence to secure new customers, revenue generating units, and additional bandwidth. It also includes customer installation costs in accordance with SFAS 51.

(b)
Scalable infrastructure includes costs not related to customer premise equipment or our network, to secure growth of new customers, revenue generating units, and additional bandwidth revenues, or to provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering) associated with entering new service areas.
(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(e)
Support capital includes costs associated with the replacement or enhancement of non-network assets (e.g., non-network equipment, land, buildings and vehicles) due to technological and physical obsolescence.

Description of Our Outstanding Debt

Overview

As of December 31, 2006 and 2005, our long-term debt totaled approximately $18.7 billion and $18.5 billion, respectively. This debt was comprised of approximately $5.4 billion and $5.7 billion of credit facility debt and $13.3 billion and $12.8 billion accreted amount of high-yield notes at December 31, 2006 and 2005, respectively. See the organizational chart on page 4 and the first table under “ — Liquidity and Capital Resources — Overview of Our Debt and Liquidity” for debt outstanding by issuer.

As of December 31, 2006 and 2005, the blended weighted average interest rate on our debt was 9.6% and 9.5%, respectively. The interest rate on approximately 77% and 76% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of December 31, 2006 and 2005, respectively. The fair value of our high-yield notes was $13.3 billion and $10.4 billion at December 31, 2006 and 2005, respectively. The fair value of our credit facilities was $5.4 billion and $5.7 billion at December 31, 2006 and 2005, respectively. The fair value of high-yield notes was based on quoted market prices, and the fair value of the credit facilities was based on dealer quotations.

The following description is a summary of certain provisions of our credit facilities and our notes (the “Debt Agreements”).  The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all terms of the Debt Agreements.  The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding the Debt Agreements.

Charter Operating Credit Facilities - General

In March 2007, we entered into the Charter Credit Facility Refinancing. See “Part I. Item 1. Business - Recent Event.” The description below reflects the Charter Operating credit facilities that were in place at December 31, 2006.

The Charter Operating credit facilities were amended and restated in April 2006, among other things, to defer maturities and to increase availability under these facilities. The Charter Operating credit facilities provide borrowing availability of up to $6.85 billion as follows:

•
a term facility with a total principal amount of $5.0 billion, repayable in 23 equal quarterly installments, commencing September 30, 2007 and aggregating in each loan year to 1% of the original amount of the term facility, with the remaining balance due at final maturity in 2013;

•	a revolving credit facility of $1.5 billion, with a maturity date in 2010; and

•	a revolving credit facility (the “R/T Facility”) of $350.0 million, that converts to term loans no later than April 2007, repayable on the same terms as the term facility described above.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 3.00% for the revolving credit facility and R/T Facility (until converted to term loans), up to 2.625% for the term facility and R/T Facility loans after converting to term loans, and for base rate loans of up to 2.00% for the revolving credit facility and R/T Facility (until converted to term loans), and up to 1.625% for the term facility and R/T Facility loans after converting to term loans. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facility and, until converted into term loans, the R/T Facility.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”). The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating, as well as intercompany obligations owing to it by Charter Operating.

Charter Operating Credit Facilities — Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage and interest coverage to be tested as of the end of each quarter. The maximum allowable leverage ratio is 4.25 to 1.0 until maturity. Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the CCHC notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities, and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2005 of any event, development, or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,
•	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from our independent auditors,
•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $50 million in aggregate principal amount,

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

•
certain of Charter Operating’s indirect or direct parent companies and Charter Operating and its subsidiaries having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

Outstanding Notes

Charter Communications Holdings, LLC Notes

From March 1999 through January 2002, Charter Holdings and Charter Communications Holdings Capital Corporation (“Charter Capital”) jointly issued $10.2 billion total principal amount of notes, of which $967 million total principal amount was outstanding as of December 31, 2006. The notes were issued over 15 series of notes with maturities from 2007 through 2012 and have varying interest rates as set forth in the table above under “Liquidity and Capital Resources - Overview of Our Debt and Liquidity.” The Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsecured, unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CIH notes, the CCH I notes, CCH II notes, the CCO Holdings notes, the Charter Operating notes, and the Charter Operating credit facilities.

CCH I Holdings, LLC Notes

In September 2005, CIH and CCH I Holdings Capital Corp. jointly issued $2.5 billion total principal amount of 9.92% to 13.50% senior accreting notes due 2014 and 2015 in exchange for an aggregate amount of $2.4 billion of Charter Holdings notes due 2011 and 2012, issued over six series of notes and with varying interest rates as set forth in the table above under “Liquidity and Capital Resources - Overview of Our Debt and Liquidity.” The notes are guaranteed on a senior unsecured basis by Charter Holdings.

The CIH notes are senior debt obligations of CIH and CCH I Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CIH and CCH I Holdings Capital Corp. The CIH notes are structurally subordinated to all obligations of subsidiaries of CIH, including the CCH I notes, the CCH II notes, the CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.

CCH I, LLC Notes

In September 2005, CCH I and CCH I Capital Corp. jointly issued $3.5 billion total principal amount of 11% senior secured notes due October 2015 in exchange for an aggregate amount of $4.2 billion of certain Charter Holdings notes and, in September 2006, issued an additional $462 million total principal amount of such notes in exchange for an aggregate of $527 million of certain Charter Holdings notes. The notes are guaranteed on a senior unsecured basis by Charter Holdings and are secured by a pledge of 100% of the equity interest of CCH I’s wholly owned direct subsidiary, CCH II, and by a pledge of the CC VIII interests, and the proceeds thereof. Such pledges are subject to significant limitations as described in the related pledge agreement.

The CCH I notes are senior debt obligations of CCH I and CCH I Capital Corp. To the extent of the value of the collateral, they rank senior to all of CCH I’s future unsecured senior indebtedness. The CCH I notes are structurally subordinated to all obligations of subsidiaries of CCH I, including the CCH II notes, CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.

CCH II, LLC Notes

In September 2003 and January 2006, CCH II and CCH II Capital Corp. jointly issued approximately $2.2 billion total principal amount of 10.25% senior notes due 2010 (the “CCH II 2010 Notes”) and, in September 2006, issued

$250 million total principal amount of 10.25% senior notes due 2013 (the “CCH II 2013 Notes” and, together with the CCH II 2010 Notes, the “CCH II notes”) in exchange for an aggregate of $270 million of certain Charter Holdings notes. The CCH II Notes are senior debt obligations of CCH II and CCH II Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II 2013 Notes are guaranteed on a senior unsecured basis by Charter Holdings. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.

CCO Holdings, LLC Notes

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013 ( the “CCOH 2013 Notes”) and, in December 2004, issued $550 million total principal amount of senior floating rate notes due 2010 (the “CCOH 2010 Notes and, together with the CCOH 2013 Notes, the CCOH Notes”). The CCO Holdings senior floating rate notes have an annual interest rate of LIBOR plus 4.125%, which resets and is payable quarterly in arrears on each March 15, June 15, September 15 and December 15.

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.

Charter Communications Operating, LLC Notes

On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014. In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007.

Subject to specified limitations, CCO Holdings and those subsidiaries of Charter Operating that are guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations are required to guarantee the Charter Operating notes. The note guarantee of each such guarantor is:

•	a senior obligation of such guarantor;
•
structurally senior to the outstanding CCO Holdings notes (except in the case of CCO Holdings’ note guarantee, which is structurally pari passu with such senior notes), the outstanding CCH II notes, the outstanding CCH I notes, the outstanding CIH notes, the outstanding Charter Holdings notes and the outstanding Charter convertible senior notes;

•	senior in right of payment to any future subordinated indebtedness of such guarantor; and
•	effectively senior to the relevant subsidiary’s unsecured indebtedness, to the extent of the value of the collateral but subject to the prior lien of the credit facilities.

The Charter Operating notes and related note guarantees are secured by a second-priority lien on all of Charter Operating’s and its subsidiaries’ assets that secure the obligations of Charter Operating or any subsidiary of Charter Operating with respect to the Charter Operating credit facilities and the related obligations. The collateral currently consists of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings) in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations), including, but not limited to:

•
with certain exceptions, all capital stock (limited in the case of capital stock of foreign subsidiaries, if any, to 66% of the capital stock of first tier foreign Subsidiaries) held by Charter Operating or any guarantor; and

•	with certain exceptions, all intercompany obligations owing to Charter Operating or any guarantor.

In the event that additional liens are granted by Charter Operating or its subsidiaries to secure obligations under the Charter Operating credit facilities or the related obligations, second priority liens on the same assets will be granted to secure the Charter Operating notes, which liens will be subject to the provisions of an intercreditor agreement (to which none of Charter Operating or its affiliates are parties). Notwithstanding the foregoing sentence, no such second priority liens need be provided if the time such lien would otherwise be granted is not during a guarantee and pledge availability period (when the Leverage Condition is satisfied), but such second priority liens will be required to be provided in accordance with the foregoing sentence on or prior to the fifth business day of the commencement of the next succeeding guarantee and pledge availability period.

The Charter Operating notes are senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp. To the extent of the value of the collateral (but subject to the prior lien of the credit facilities), they rank effectively senior to all of Charter Operating’s future unsecured senior indebtedness.

Redemption Provisions of Our High Yield Notes

The various notes issued by us and our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal

Charter Holdings:
8.250% senior notes due 2007	Not callable	N/A
8.625% senior notes due 2009	April 1, 2006 - March 31, 2007	101.438%
	Thereafter	100.000%
10.000% senior notes due 2009	Not callable	N/A
10.750% senior discount notes due 2009	Not callable	N/A
9.625% senor notes due 2009	Not callable	N/A
10.250% senior notes due 2010	January 15, 2007 - January 14, 2008	101.708%
	Thereafter	100.000%
11.750% senior discount notes due 2010	January 15, 2007 - January 14, 2008	101.958%
	Thereafter	100.000%
11.125% senior notes due 2011	January 15, 2007 - January 14, 2008	103.708%
	January 15, 2008 - January 14, 2009	101.854%
	Thereafter	100.000%
13.500% senior discount notes due 2011	January 15, 2007 - January 14, 2008	104.500%
	January 15, 2008 - January 14, 2009	102.250%
	Thereafter	100.000%
9.920% senior discount notes due 2011	April 1, 2006 - March 31, 2007	101.653%
	Thereafter	100.000%
10.000% senior notes due 2011	May 15, 2006 - May 14, 2007	105.000%
	May 15, 2007 - May 14, 2008	103.333%
	May 15, 2008 - May 14, 2009	101.667%
	Thereafter	100.000%
11.750% senior discount notes due 2011	May 15, 2006 - May 14, 2007	105.875%
	May 15, 2007 - May 14, 2008	103.917%
	May 15, 2008 - May 14, 2009	101.958%
	Thereafter	100.000%
12.125% senior discount notes due 2012	January 15, 2007 - January 14, 2008	106.063%
	January 15, 2008 - January 14, 2009	104.042%
	January 15, 2009 - January 14, 2010	102.021%
	Thereafter	100.000%

CIH:
11.125% senior discount notes due 2014	September 30, 2007 - January 14, 2008	103.708%
	January 15, 2008 - January 14, 2009	101.854%
	Thereafter	100.000%
13.500% senior discount notes due 2014	September 30, 2007 - January 14, 2008	104.500%
	January 15, 2008 - January 14, 2009	102.250%
	Thereafter	100.000%
9.920% senior discount notes due 2014	September 30, 2007 - Thereafter	100.000%
10.000% senior discount notes due 2014	September 30, 2007 - May 14, 2008	103.333%
	May 15, 2008 - May 14, 2009	101.667%
	Thereafter	100.000%
11.750% senior discount notes due 2014	September 30, 2007 - May 14, 2008	103.917%
	May 15, 2008 - May 14, 2009	101.958%
	Thereafter	100.000%
12.125% senior discount notes due 2015	September 30, 2007 - January 14, 2008	106.063%
	January 15, 2008 - January 14, 2009	104.042%
	January 15, 2009 - January 14, 2010	102.021%
	Thereafter	100.000%
CCH I:
11.000% senior notes due 2015*	October 1, 2010 - September 30, 2011	105.500%
	October 1, 2011 - September 30, 2012	102.750%
	October 1, 2012 - September 30, 2013	101.375%
	Thereafter	100.000%
CCH II:
10.250% senior notes due 2010	September 15, 2008 - September 14, 2009	105.125%
	Thereafter	100.000%
10.250% senior notes due 2013**	October 1, 2010 - September 30, 2011	105.125%
	October 1, 2011 - September 30, 2012	102.563%
	Thereafter	100.000%
CCO Holdings:
Senior floating notes due 2010	December 15, 2006 - December 14, 2007	102.000%
	December 15, 2007 - December 14, 2008	101.000%
	Thereafter	100.000%
8 3/4% senior notes due 2013	November 15, 2008 - November 14, 2009	104.375%
	November 15, 2009 - November 14, 2010	102.917%
	November 15, 2010 - November 14, 2011	101.458%
	Thereafter	100.000%
Charter Operating:***
8% senior second-lien notes due 2012	Any time	****
8 3/8% senior second-lien notes due 2014	April 30, 2009 - April 29, 2010	104.188%
	April 30, 2010 - April 29, 2011	102.792%
	April 30, 2011 - April 29, 2012	101.396%
	Thereafter	100.000%

* CCH I may, prior to October 1, 2008 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the CCH I notes at a redemption price of 111% of the principal amount plus accrued and unpaid interest.

** CCH II may, prior to October 1, 2009 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the CCH II notes at a redemption price of 110.25% of the principal amount plus accrued and unpaid interest.

*** Charter Operating may, prior to April 30, 2007 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the Charter Operating notes at a redemption price of 108.375% with respect to the 8 3/8% senior second-lien notes due 2014 Notes and a redemption price of 108% with respect to the 8% senior second-lien notes due 2012.

**** Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium. The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 8% senior second-lien notes due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

In the event that a specified change of control event occurs, each of the respective issuers of the notes must offer to repurchase any then outstanding notes at 101% of their principal amount or accrued value, as applicable, plus accrued and unpaid interest, if any.

Summary of Restrictive Covenants of Our High Yield Notes

The following description is a summary of certain restrictions of our Debt Agreements.  The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all restrictions of the Debt Agreements.  The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding the Debt Agreements.

The notes issued by Charter Holdings, CIH, CCH I, CCH II, CCO Holdings and Charter Operating (together, the “note issuers”) were issued pursuant to indentures that contain covenants that restrict the ability of the note issuers and their subsidiaries to, among other things:

•	incur indebtedness;
•	pay dividends or make distributions in respect of capital stock and other restricted payments;
•	issue equity;
•	make investments;
•	create liens;
•	sell assets;
•	consolidate, merge, or sell all or substantially all assets;
•	enter into sale leaseback transactions;
•	create restrictions on the ability of restricted subsidiaries to make certain payments; or
•	enter into transactions with affiliates.

However, such covenants are subject to a number of important qualifications and exceptions. Below we set forth a brief summary of certain of the restrictive covenants.

Restrictions on Additional Debt

The limitations on incurrence of debt and issuance of preferred stock contained in various indentures permit each of the respective notes issuers and its restricted subsidiaries to incur additional debt or issue preferred stock, so long as, after giving pro forma effect to the incurrence, the leverage ratio would be below a specified level for each of the note issuers as follows:

Issuer	Leverage Ratio

Charter Holdings	8.75 to 1
CIH	8.75 to 1
CCH I	7.5 to 1
CCH II	5.5 to 1
CCOH	4.5 to 1
CCO	4.25 to 1

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, each issuer and their restricted subsidiaries are permitted to issue among other permitted indebtedness:

•	up to an amount of debt under credit facilities not otherwise allocated as indicated below:
•	Charter Holdings: $3.5 billion
•	CIH, CCH I, CCH II and CCO Holdings: $9.75 billion
•	Charter Operating: $6.8 billion
•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets;
•	up to $300 million of additional debt for any purpose;
•
Charter Holdings and CIH may incur additional debt in an amount equal to 200% of proceeds of new cash equity proceeds received since March 1999, the date of our first indenture, and not allocated for restricted payments or permitted investments (the “Equity Proceeds Basket”); and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

Indebtedness under a single facility or agreement may be incurred in part under one of the categories listed above and in part under another, and generally may also later be reclassified into another category including as debt incurred under the leverage ratio. Accordingly, indebtedness under our credit facilities is incurred under a combination of the categories of permitted indebtedness listed above. In March 2007, CCO entered into the Charter Operating Credit Agreement.  See “Part I.  Item 1.  Recent Event.”  Under the Charter Operating Credit Agreement, the maximum allowable leverage ratio for CCO is 5 to 1 with a maximum allowable first lien leverage ratio of 4 to 1 thereby allowing CCO to incur more credit facility indebtedness than before entering into the Charter Operating Credit Agreement when the maximum allowable leverage ratio was 4.25 to 1. The restricted subsidiaries of note issuers are generally not permitted to issue subordinated debt securities.

Restrictions on Distributions

Generally, under the various indentures each of the note issuers and their respective restricted subsidiaries are permitted to pay dividends on or repurchase equity interests, or make other specified restricted payments, only if the applicable issuer can incur $1.00 of new debt under the applicable leverage ratio test after giving effect to the transaction and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments may be made in a total amount of up to the following amounts for the applicable issuer as indicated below:

•
Charter Holdings: the sum of 100% of Charter Holdings’ Consolidated EBITDA, as defined, minus 1.2 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by Charter Holdings and not allocated to the debt incurrence covenant or to permitted investments, all cumulatively from March 1999, the date of the first Charter Holdings indenture, plus $100 million;

•
CIH: the sum of the greater of (a) $500 million or (b) 100% of CIH’s Consolidated EBITDA, as defined, minus 1.2 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by CIH and not allocated to the debt incurrence covenant or to permitted investments, all cumulatively from September 28, 2005;

•
CCH I: the sum of 100% of CCH I’s Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by CCH I and not allocated to certain investments, all cumulative from September 28, 2005, plus $100 million;

•
CCH II: the sum of 100% of CCH II’s Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by CCH II and not allocated to certain investments, cumulatively from July 1, 2003, plus $100 million;

•
CCO Holdings: the sum of 100% of CCO Holdings’ Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to certain investments, cumulatively from October 1, 2003, plus $100 million; and

•
Charter Operating: the sum of 100% of Charter Operating’s Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by Charter Operating and not allocated to certain investments, cumulatively from April 1, 2004, plus $100 million.

In addition, each of the note issuers may make distributions or restricted payments, so long as no default exists or would be caused by transactions among other distributions or restricted payments:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;
•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in the applicable issuer or its restricted subsidiaries; or
•
to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

Each of CCH I, CCH II, CCO Holdings, and Charter Operating and their respective restricted subsidiaries may make distributions or restricted payments: (i) so long as certain defaults do not exist and even if the applicable leverage test referred to above is not met, to enable certain of its parents to pay interest on certain of their indebtedness or (ii) so long as the applicable issuer could incur $1.00 of indebtedness under the applicable leverage ratio test referred to above, to enable certain of its parents to purchase, redeem or refinance certain indebtedness.

Restrictions on Investments

Each of the note issuers and their respective restricted subsidiaries may not make investments except (i) permitted investments or (ii) if, after giving effect to the transaction, their leverage would be above the applicable leverage ratio.

Permitted investments include, among others:

•	investments in and generally among restricted subsidiaries or by restricted subsidiaries in the applicable issuer;
•	For Charter Holdings:
•	investments in productive assets (including through equity investments) aggregating up to $150 million since March 1999;
•	other investments aggregating up to $50 million since March 1999; and
•	investments aggregating up to 100% of new cash equity proceeds received by Charter Holdings since March 1999 and not allocated to the debt incurrence or restricted payments covenant;
•	For CIH:
•	investments aggregating up to $750 million at any time outstanding;
•
investments aggregating up to 100% of new cash equity proceeds received by CIH since March 1999 and not allocated to the debt incurrence or restricted payments covenant (as if CIH had been in existence at all times during such periods);

•	For CCH I:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCH I since September 28, 2005 to the extent the proceeds have not been allocated to the restricted payments covenant;
•	For CCH II:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCH II since September 23, 2003 to the extent the proceeds have not been allocated to the restricted payments covenant;
•	For CCO Holdings:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since November 10, 2003 to the extent the proceeds have not been allocated to the restricted payments covenant;
•	For Charter Operating:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since April 27, 2004 to the extent the proceeds have not been allocated to the restricted payments covenant.

Restrictions on Liens

Charter Operating and its restricted subsidiaries are not permitted to grant liens senior to the liens securing the Charter Operating notes, other than permitted liens, on their assets to secure indebtedness or other obligations, if, after giving effect to such incurrence, the senior secured leverage ratio (generally, the ratio of obligations secured by first priority liens to four times EBITDA, as defined, for the most recent fiscal quarter for which internal financial reports are available) would exceed 3.75 to 1.0. The restrictions on liens for each of the other note issuers only applies to liens on assets of the issuers themselves and does not restrict liens on assets of subsidiaries. With respect to all of the note issuers, permitted liens include liens securing indebtedness and other obligations under credit facilities (subject to specified limitations in the case of Charter Operating), liens securing the purchase price of financed new assets, liens securing indebtedness of up to $50 million and other specified liens.

Restrictions on the Sale of Assets; Mergers

The note issuers are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless after giving effect to the transaction, leverage would be below the applicable leverage ratio for the applicable issuer, no default exists, and the surviving entity is a U.S. entity that assumes the applicable notes.

The note issuers and their restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, in excess of $100 million unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days or productive assets. The note issuers and their restricted subsidiaries are then required within 365 days after any asset sale either to use or commit to use the net cash proceeds over a specified threshold to acquire assets used or useful in their businesses or use the net cash proceeds to repay specified debt, or to offer to repurchase the issuer’s notes with any remaining proceeds.

Restrictions on Sale and Leaseback Transactions

The note issuers and their restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, the applicable issuer could have incurred secured indebtedness under its leverage ratio test in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

Prohibitions on Restricting Dividends

The note issuers’ restricted subsidiaries may generally not enter into arrangements involving restrictions on their ability to make dividends or distributions or transfer assets to the applicable note issuer unless those restrictions with respect to financing arrangements are on terms that are no more restrictive than those governing the credit facilities existing when they entered into the applicable indentures or are not materially more restrictive than customary terms in comparable financings and will not materially impair the applicable note issuers’ ability to make payments on the notes.

Affiliate Transactions

The indentures also restrict the ability of the note issuers and their restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors of the applicable note issuer that the transaction complies with this covenant, or transactions with affiliates involving over $50 million without receiving an opinion as to the fairness to the holders of such transaction from a financial point of view issued by an accounting, appraisal or investment banking firm of national standing.

Cross Acceleration

Our indentures and those of certain of our subsidiaries include various events of default, including cross acceleration provisions. Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes. As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes or the Charter Operating credit facilities could cause cross-defaults under our subsidiaries’ indentures.

Recently Issued Accounting Standards

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses the effects of prior year uncorrected misstatements in quantifying misstatements in current year financial statements. Misstatements are required to be quantified using both the balance-sheet (“iron-curtain”) and income-statement approach (“rollover”) and evaluated as to whether either approach results in a material error in light of quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006 and we adopted SAB 108 effective for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt FIN 48 effective January 1, 2007. We are currently assessing the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt SFAS 157 effective January 1, 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted.  We are currently assessing the impact of SFAS 159 on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements), as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit our exposure to, and to derive benefits from, interest rate fluctuations on variable rate debt to within a certain range of rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

As of December 31, 2006 and 2005, our long-term debt totaled approximately $18.7 billion and $18.5 billion, respectively. As of December 31, 2006 and 2005, the weighted average interest rate on the credit facility debt was approximately 7.9% and 7.8% and the weighted average interest rate on the high-yield notes was approximately 10.3% and 10.2%, respectively, resulting in a blended weighted average interest rate of 9.6% and 9.5%, respectively. The interest rate on approximately 77% and 76% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2006 and 2005, respectively.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2006, 2005, and 2004, other income, net includes gains of $2 million, $3 million, and $4 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2006, 2005, and 2004, a loss of $1 million and gains of $16 million and $42 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income, net, in our statements of operations. For the years ended December 31, 2006, 2005, and 2004, other income, net includes gains of $4 million, $47 million, and $65 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2006 (dollars in millions):

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at December 31, 2006
Debt
Fixed Rate	$105	$--	$415	$2,251	$303	$9,532	$12,606	$12,678
Average Interest Rate	8.25%	--	9.46%	10.26%	11.21%	10.13%	10.15%

Variable Rate	$25	$50	$50	$995	$50	$4,775	$5,945	$5,979
Average Interest Rate	7.78%	7.44%	7.44%	8.53%	7.60%	7.72%	7.85%

Interest Rate Instruments
Variable to Fixed Swaps	$875	$--	$--	$500	$300	$--	$1,675	$--
Average Pay Rate	7.55%	--	--	7.46%	7.63%	--	7.54%
Average Receive Rate	7.92%	--	--	7.58%	7.59%	--	7.75%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2006.

At December 31, 2006 and 2005, we had outstanding $1.7 billion and $1.8 billion and $0 and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent auditors are included in this annual report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls provide such reasonable assurances.

Item 9B. Other Information.

None.

PART III

The executive officers of Charter Holdings are not employees of Charter Holdings, but they are employees of, and appointed by, Charter, the sole manager and parent of Charter Holdings. Charter Holdings does not have a board of directors nor a compensation committee. Charter Holdings does not establish compensation policy. As employees of Charter, the executive officers of Charter Holdings receive compensation from Charter. You should refer to the proxy statement for Charter's annual meeting for a discussion of its compensation policies and the compensation of its executive officers.

Item 14. Principal Accounting Fees and Services.

Charter’s Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of director and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where nonaudit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. Preapprovals of non-audit services are sometimes delegated to a single member of Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at Charter’s Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2006 and 2005. Each year, including 2006, with respect to the proposed audit engagement, Charter’s Audit Committee reviews with the auditors the proposed risk assessment process in evaluating the scope of examination and the reports to be rendered.

In its capacity as a committee of Charter’s Board, Charter’s Audit Committee oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail of Charter’s Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter set forth in Exhibit A of our 2006 Proxy Statement filed with the SEC on August 2, 2006.

Audit Fees

During the years ended December 31, 2006 and 2005, Charter incurred fees and related expenses for professional services rendered by KPMG for the audits of Charter and its subsidiaries’ financial statements (including three subsidiaries in 2006 and four subsidiaries in 2005 that are also public registrants), for the review of Charter and its subsidiaries’ interim financial statements and seven offering memoranda and registration statement filings in each of 2006 and 2005 totaling approximately $5.9 million and $6.2 million, respectively.

Audit-Related Fees

Charter incurred fees to KPMG of approximately $0.01 million and $0.01 million during the year ended December 31, 2006 and 2005, respectively. These services were primarily related to certain agreed-upon procedures.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	The index to the exhibits begins on page E-1 of this annual report.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Charter Holdings and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager
Date: March 30, 2007	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
Registrant
Date: March 30, 2007	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc., the sole manager of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	March 30, 2007
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	March 30, 2007
Neil Smit	Officer, Director (Principal Executive Officer)
Charter Communications Holdings Capital Corporation

/s/ Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer	March 30, 2007
Jeffrey T. Fisher	(Principal Financial Officer)
March 30, 2007
/s/ Kevin D. Howard	Vice President and Chief Accounting Officer
Kevin D. Howard	(Principal Accounting Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 30, 2007
W. Lance Conn

/s/ Nathaniel A. Davis	Director, Charter Communications, Inc.	March 30, 2007
Nathaniel A. Davis

/s/Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 22, 2007
Jonathan L. Dolgen

/s/ Rajive Johri	Director, Charter Communications, Inc.	March 30, 2007
Rajive Johri

/s/ Robert P. May	Director, Charter Communications, Inc.	March 30, 2007
Robert P. May

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 30, 2007
David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 23, 2007
Marc B. Nathanson

S-1

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 30, 2007
Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 27, 2007
John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 24, 2007
Larry W. Wangberg

S-2

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

Certain long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the Registrants have not been filed as exhibits to this Form 10-K. The Registrants agree to furnish to the Commission upon its request a copy of any instrument defining the rights of holders of long- term debt of the Company and its consolidated subsidiaries.

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

4.2(a)
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

4.2(b)
First Supplemental Indenture relating to the 8.625% Senior Notes due 2009, dated as of September 28, 2005, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.3(a)
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

4.3(b)
First Supplemental Indenture relating to the 9.920% Senior Discount Notes due 2011, dated as of September 28, 2005, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.4(a)
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

4.4(b)
First Supplemental Indenture relating to the 10.00% Senior Notes due 2009, dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.5(a)
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

4.5(b)
First Supplemental Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 28, 2005, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.6(a)
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

4.6(b)
First Supplemental Indenture relating to the 11.75% Senior Discount Notes due 2010, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee, dated as of September 28, 2005 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.7(a)
Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.750% senior notes due 2009 (incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.7(b)
First Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.750% Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.8(a)
Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.125% senior notes due 2011 (incorporated by reference to Exhibit 4.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.8(b)
First Supplemental Indenture dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Capital Corporation and BNY Midwest Trust Company governing 11.125% Senior Notes due 2011 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.9(a)
Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 13.500% senior discount notes due 2011 (incorporated by reference to Exhibit 4.2(c) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.9(b)
First Supplemental Indenture dated as of September 28, 2005, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 13.500% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.10 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

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

4.10(d)
Third Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.11 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

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

4.11(d)
Third Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing the 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 10.12 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

4.12(a)
Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.12(b)
First Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.13 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

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

4.13(c)
Second Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 10.14 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.1
Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications Inc. filed on September 26, 2003 (File No. 000-27927)).

10.2
Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.3
Indenture relating to the 8% senior second lien notes due 2012 and 8 3/8% senior second lien notes due 2014, dated as of April 27, 2004, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.4(a)
Indenture dated as of December 15, 2004 among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of CCO Holdings, LLC filed on December 21, 2004 (File No. 333-112593)).

10.4(b)
First Supplemental Indenture dated August 17, 2005 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of CCO Holdings, LLC and CCO Holdings Capital Corp. filed on August 23, 2005 (File No. 333-112593)).

10.5
Indenture dated as of September 28, 2005 among CCH I Holdings, LLC and CCH I Holdings Capital Corp., as Issuers and Charter Communications Holdings, LLC, as Parent Guarantor, and The Bank of New York Trust Company, NA, as Trustee, governing: 11.125% Senior Accreting Notes due 2014, 9.920% Senior Accreting Notes due 2014, 10.000% Senior Accreting Notes due 2014, 11.75% Senior Accreting Notes due 2014, 13.50% Senior Accreting Notes due 2014, 12.125% Senior Accreting Notes due 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.6(a)
Indenture dated as of September 28, 2005 among CCH I, LLC and CCH I Capital Corp., as Issuers, Charter Communications Holdings, LLC, as Parent Guarantor, and The Bank of New York Trust Company, NA, as Trustee, governing 11.00% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.6(b)
First Supplemental Indenture relating to the 11.00% Senior Secured Notes due 2015, dated as of September 14, 2006, by and between CCH I, LLC, CCH I Capital Corp. as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006 (File No. 000-27927)).

10.7
Indenture relating to the 10.25% Senior Notes due 2013, dated as of September 14, 2006, by and between CCH II, LLC, CCH II Capital Corp. as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006 (File No. 000-027927)).

10.8(a)
Pledge Agreement made by CCH I, LLC in favor of The Bank of New York Trust Company, NA, as Collateral Agent dated as of September 28, 2005 (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.8(b)
Amendment to the Pledge Agreement between CCH I, LLC in favor of The Bank of New York Trust Company, N.A., as Collateral Agent, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006 (File No. 000-27927)).

10.9
Consulting Agreement, dated as of March 10, 1999, by and between Vulcan Northwest Inc., Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications Holdings, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.10
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.11
Third Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.20 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 2, 2005 (File No. 000-27927)).

10.12(a)
Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.12(b)
First Amendment to the Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, adopted as of June 22, 2004 (incorporated by reference to Exhibit 10.16(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on February 28, 2006 (File No. 000-27927)).

10.13
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.14(a)
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled in Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.14(b)
Amendment to Stipulation of Settlement, dated as of May 23, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to the registration statement on Form S-1 filed by Charter Communications, Inc. on June 8, 2005 (File No. 333-121186)).

10.15
Settlement Agreement and Mutual Release, dated as of February 1, 2005, by and among Charter Communications, Inc. and certain other insureds, on the other hand, and Certain Underwriters at Lloyd's of London and certain subscribers, on the other hand. (incorporated by reference to Exhibit 10.49 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.16
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Federal Derivative Action, Arthur J. Cohn v. Ronald L. Nelson et al and Charter Communications, Inc. (incorporated by reference to Exhibit 10.50 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.17
Settlement Agreement and Mutual Releases, dated as of October 31, 2005, by and among Charter Communications, Inc., Special Committee of the Board of Directors of Charter Communications, Inc., Charter Communications Holding Company, LLC, CCHC, LLC, CC VIII, LLC, CC V, LLC, Charter Investment, Inc., Vulcan Cable III, LLC and Paul G. Allen (incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.18
Exchange Agreement, dated as of October 31, 2005, by and among Charter Communications Holding Company, LLC, Charter Investment, Inc. and Paul G. Allen (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.19
CCHC, LLC Subordinated and Accreting Note, dated as of October 31, 2005 (revised) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on November 4, 2005 (File No. 000-27927)).

10.20
Amended and Restated Credit Agreement, dated as of March 6, 2007, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.21
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A. ,as administrative agent, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.22
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.23
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.24(a)+
Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.24(b)+
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

10.24(c)+
Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.24(d)+
Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.24(e)+
Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.24(f)+
Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.25(a)+
Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.25(b)+
Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.25(c)+
Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.25(d)+
Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.25(e)+
Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.25(f)+
Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.25(g)+
Amendment No. 6 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective December 23, 2004 (incorporated by reference to Exhibit 10.43(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.25(h)+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.25(i)+
Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.18(g) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 31, 2005 (File No. 333-77499)).

10.26+
Description of Charter Communications, Inc. 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 2, 2006 (File No. 000-27927)).

10.27+
Charter Communications, Inc. 2005 Executive Cash Award Plan, amended for 2006 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 17, 2006 (File No. 000-27927)).

10.28+
Employment Agreement, dated as of August 9, 2005, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2005 (File No. 000-27927)).

10.29+
Employment Agreement dated as of September 2, 2005, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.30+
Employment Agreement effective as of October 10, 2005, by and between Grier C. Raclin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on November 14, 2005 (File No. 000-27927)).

10.31+
Employment Offer Letter, dated November 22, 2005, by and between Charter Communications, Inc. and Robert A. Quigley (incorporated by reference to 10.68 to Amendment No. 1 to the registration statement on Form S-1 of Charter Communications, Inc. filed on February 2, 2006 (File No. 333-130898)).

10.32+
Employment Agreement dated as of December 9, 2005, by and between Robert A. Quigley and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 13, 2005 (File No. 000-27927)).

10.33+
Retention Agreement dated as of January 9, 2006, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 10, 2006 (File No. 000-27927)).

10.34+
Employment Agreement dated as of January 20, 2006 by and between Jeffrey T. Fisher and Charter Communications, Inc.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.35+
Employment Agreement dated as of February 28, 2006 by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 3, 2006 (File No. 000-27927)).

10.36+
Employment Agreement dated as of August 1, 2006 by and between Marwan Fawaz and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 1, 2006 (File No. 000-27927)).

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Document attached

+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Manager and the Member
Charter Communications Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Charter Communications Holdings, LLC and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in member’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Holdings, LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective September 30, 2004, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

/s/ KPMG LLP

St. Louis, Missouri
March 27, 2007

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38	$14
Accounts receivable, less allowance for doubtful accounts of
$16 and $17, respectively	194	212
Prepaid expenses and other current assets	23	22
Total current assets	255	248

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,602 and $6,712, respectively	5,181	5,800
Franchises, net	9,223	9,826
Total investment in cable properties, net	14,404	15,626

OTHER NONCURRENT ASSETS	275	318

Total assets	$14,934	$16,192

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,181	$1,096
Payables to related party	118	83
Total current liabilities	1,299	1,179

LONG-TERM DEBT	18,654	18,525
LOANS PAYABLE - RELATED PARTY	3	22
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	362	392
MINORITY INTEREST	192	188

Member’s deficit	(5,591)	(4,130)
Accumulated other comprehensive income	1	2

Total member’s deficit	(5,590)	(4,128)

Total liabilities and member’s deficit	$14,934	$16,192

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31
	2006	2005	2004

REVENUES	$5,504	$5,033	$4,760

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,438	2,203	1,994
Selling, general and administrative	1,165	1,012	965
Depreciation and amortization	1,354	1,443	1,433
Impairment of franchises	--	--	2,297
Asset impairment charges	159	39	--
Other operating expenses, net	21	32	13

	5,137	4,729	6,702

Operating income (loss) from continuing operations	367	304	(1,942)

OTHER INCOME AND EXPENSES:
Interest expense, net	(1,811)	(1,739)	(1,618)
Gain (loss) on extinguishment of debt	81	494	(21)
Other income, net	17	73	91

	(1,713)	(1,172)	(1,548)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(1,346)	(868)	(3,490)

INCOME TAX BENEFIT (EXPENSE)	(7)	(9)	35

Loss from continuing operations before cumulative effect of accounting change	(1,353)	(877)	(3,455)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	238	39	(104)

Loss before cumulative effect of accounting change	(1,115)	(838)	(3,559)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	--	--	(840)

Net loss	$(1,115)	$(838)	$(4,399)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFICIT)
(dollars in millions)

		Accumulated	Total
	Member’s	Other	Member's
	Equity	Comprehensive	Equity
	(Deficit)	Income (Loss)	(Deficit)

BALANCE, December 31, 2003	$696	$(57)	$639
Changes in fair value of interest rate
agreements	--	42	42
Other, net	5	--	5
Net loss	(4,399)	--	(4,399)

BALANCE, December 31, 2004	(3,698)	(15)	(3,713)
Distributions to parent company	(60)	--	(60)
CC VIII settlement - exchange of interests	466	--	466
Changes in fair value of interest rate
agreements and other	--	17	17
Net loss	(838)	--	(838)

BALANCE, December 31, 2005	(4,130)	2	(4,128)
Distributions to parent company	(346)	--	(346)
Changes in fair value of interest rate
agreements	--	(1)	(1)
Net loss	(1,115)	--	(1,115)

BALANCE, December 31, 2006	$(5,591)	$1	$(5,590)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,115)	$(838)	$(4,399)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,362	1,499	1,495
Impairment of franchises	--	--	2,433
Asset impairment charges	159	39	--
Noncash interest expense	102	257	315
Deferred income taxes	--	3	(42)
(Gain) loss on sale of assets, net	(192)	6	(86)
(Gain) loss on extinguishment of debt	(81)	(501)	18
Cumulative effect of accounting change, net of tax	--	--	840
Other, net	(3)	(40)	15
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	23	(31)	(3)
Prepaid expenses and other assets	1	(6)	(4)
Accounts payable, accrued expenses and other	27	(44)	(83)
Receivables from and payables to related party, including deferred management fees	24	(90)	(68)

Net cash flows from operating activities	307	254	431

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,103)	(1,088)	(893)
Change in accrued expenses related to capital expenditures	24	13	(33)
Proceeds from sale of assets	1,020	44	744
Purchase of cable system	(42)	--	--
Purchases of investments	--	(1)	(6)
Proceeds from investments	37	16	--
Other, net	(1)	(2)	(3)

Net cash flows from investing activities	(65)	(1,018)	(191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	6,322	1,207	3,147
Borrowings from related parties	--	140	--
Repayments of long-term debt	(6,918)	(1,107)	(4,860)
Repayments to related parties	(20)	(147)	(8)
Proceeds from issuance of debt	440	294	2,050
Payments for debt issuance costs	(39)	(70)	(108)
Redemption of preferred interest	--	(25)	--
Distributions	(3)	(60)	--

Net cash flows from financing activities	(218)	232	221

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24	(532)	461
CASH AND CASH EQUIVALENTS, beginning of period	14	546	85

CASH AND CASH EQUIVALENTS, end of period	$38	$14	$546

CASH PAID FOR INTEREST	$1,638	$1,467	$1,264

NONCASH TRANSACTIONS:
Issuance of debt by CCH I Holdings, LLC	$--	$2,423	$--
Issuance of debt by CCH I, LLC	$419	$3,686	$--
Issuance of debt by CCH II, LLC	$410	$--	$--
Issuance of debt by Charter Communications Operating, LLC	$37	$333	$--
Retirement of Charter Communications Holdings, LLC debt	$(796)	$(7,000)	$--
Retirement of Renaissance Media Group LLC debt	$(37)	$--	$--
Distribution of Charter Communication Inc. convertible notes and accrued interest	$(343)	$--	$--
CC VIII, LLC settlement - exchange of interests	$--	466	$--
Transfer of property, plant and equipment from parent company	$--	$139	$--

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

1. Organization and Basis of Presentation

Charter Communications Holdings, LLC (“Charter Holdings”) is a holding company whose principal assets at December 31, 2006 are the equity interests in its operating subsidiaries. Charter Holdings is a subsidiary of CCHC, LLC (“CCHC”) which is a subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”). The consolidated financial statements include the accounts of Charter Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." As part of the September 2006 exchange of Charter Holding notes for CCH I notes (see Note 2), CCHC contributed its 70% interest in the Class A preferred equity interests of CC VIII, LLC (“CC VIII”) to CCH I, LLC (“CCH I”). The contribution of the CC VIII interest was accounted for as a transaction among entities under common control, and accordingly financial statements of Charter Holdings reflect the contribution as if it had occurred on the date of a settlement with Paul Allen (October 31, 2005, see Note 19). All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video), high-speed Internet services, advanced broadband services such as high definition television, OnDemand, and digital video recorder service, and, in many of our markets, telephone service. The Company sells its cable video programming, high-speed Internet, telephone and advanced broadband services on a subscription basis. The Company also sells local advertising on cable networks.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the 2006 presentation, including discontinued operations as discussed in Note 4.

2. Liquidity and Capital Resources

The Company incurred net loss of $1.1 billion, $838 million, and $4.4 billion in 2006, 2005, and 2004, respectively. The Company’s net cash flows from operating activities were $307 million, $254 million, and $431 million for the years ending December 31, 2006, 2005, and 2004, respectively.

The Company has a significant level of debt. The Company's long-term debt as of December 31, 2006 consisted of $5.4 billion of credit facility debt and $13.3 billion accreted value of high-yield notes. In 2007, $130 million of the Company’s debt matures and in 2008, an additional $50 million matures. In 2009 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from Charter Holdco, sales of assets, issuances of debt securities, and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2006, the Company generated $307 million of net cash flows from operating activities after paying cash interest of $1.6 billion.  In addition, the Company received proceeds from the sale of assets of approximately $1.0 billion and used $1.1 billion for purchases of property, plant and equipment. Finally, the Company had net cash flows used in financing activities of $218 million.

As a result of the Credit Facility Refinancing discussed below, the Company expects that cash on hand, cash flows from operating activities, and the amounts available under its credit facilities will be adequate to meet its and its parent companies’ cash needs through 2008.  The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

satisfy its and its parent companies’ interest and principal repayment obligations in 2009 and will not be sufficient to fund such needs in 2010 and beyond. The Company has been advised that Charter continues to work with its financial advisors concerning its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities. The Charter Operating credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios, and meet financial tests, and to provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors. As of December 31, 2006, the Company is in compliance with the covenants under its credit facilities, as well as under its indentures, and the Company expects to remain in compliance with those covenants for the next twelve months. As of December 31, 2006, the Company’s potential availability under its credit facilities totaled approximately $1.3 billion, although the actual availability at that time was only $1.1 billion because of limits imposed by covenant restrictions. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company’s business and have a material adverse effect on the Company’s business and results of operations.

Limitations on Distributions

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of December 31, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $8 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $50 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in 2007.  CCHC also holds an additional $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on the convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million principal amount of the convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, and Charter Holdings) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II, LLC (“CCH II”) notes, CCO Holdings, LLC (“CCO Holdings”) notes, and Charter Operating notes unless there is no default under the applicable indenture, and each applicable subsidiary’s leverage ratio test is met at the time of such distribution, and, in the case of such distributions by Charter Operating for payment of principal on a portion of the outstanding CCO Holdings notes, other specified tests are met. For the quarter ended December 31, 2006, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on December 31, 2006 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures, and in the case of such distributions by Charter Operating for payment of interest on a portion of the outstanding CCO Holdings notes, Charter Operating’s leverage ratio and other specified tests are met.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met. For the quarter ended December 31, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In January 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013, and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously, and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the CCO Holdings bridge loan was terminated. The refinancing resulted in a loss on extinguishment of debt of approximately $27 million.

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

In March 2007, Charter Operating entered into an Amended and Restated Credit Agreement (the “Charter Operating Credit Agreement”). The Charter Operating Credit Agreement consists of a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5 billion term loan facility (the “Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”) which is expected to be funded in one or more drawings on or prior to April 30, 2007. Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin. The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR. The revolving line of credit commitments terminate on March 6, 2013. The Existing Term Loan and the New Term Loan are subject to

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

amortization at 1% of their initial principal amount per annum. The remaining principal amount of the New Term Loan will be due on March 6, 2014.

The terms of the Existing Term Loan have been amended effective March 6, 2007. The refinancing of the $5 billion Existing Term Loan with new term loans is permitted under the Charter Operating Credit Agreement and is expected to close April 30, 2007, after which the pricing (LIBOR plus 2.00%) and amortization profile of such term loan will match the New Term Loan described above. Until such time, the Existing Term Loan remains priced at 2.625% above LIBOR. The Charter Operating Credit Agreement also modified the quarterly consolidated leverage ratio financial covenant to be less restrictive.

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings Credit Agreement”) which consists of a $350 million term loan facility (the “Term Facility”). The term loan matures on September 6, 2014 (the “Maturity Date”). The CCO Holdings Credit Agreement also provides for additional incremental term loans (the “Incremental Loans”) maturing on the dates set forth in the notices establishing such term loans, but no earlier than the Maturity Date. Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans, other than Incremental Loans, is 2.50% above LIBOR. The applicable margin with respect to Incremental Loans is to be agreed upon by CCO Holdings and the lenders when the Incremental Loans are established. The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

The Company will use a portion of the additional proceeds from the Charter Operating Credit Agreement and CCO Holdings Credit Agreement (collectively, the “Credit Facility Refinancing”) to redeem $550 million of CCO Holdings’ outstanding floating rate notes due 2010, and approximately $187 million of Charter Holdings’ outstanding 8.625% senior notes due 2009, to fund the purchase of notes in a tender offer for total consideration (including premiums and accrued interest) of $100 million of certain notes outstanding at Charter Holdings, and for other general corporate purposes.

3. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture, fixtures and equipment	5 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and have concluded that substantially all of the related franchise rights are indefinite lived intangible assets. Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has not recorded an estimate for potential franchise related obligations but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas. For the Company’s lease agreements, the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. All franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (see Note 7). The Company concluded that more than 99% of its franchises qualify for indefinite-life treatment; however, certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Other Noncurrent Assets

Other noncurrent assets primarily include deferred financing costs, investments in equity securities and goodwill. Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

The following summarizes investment information as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:

			Gain (Loss) for
	Carrying Value at		the Years Ended
	December 31,		December 31,
	2006	2005	2006	2005	2004

Equity investments, under the cost method	$1	$27	$12	$--	$(3)
Equity investments, under the equity method	11	13	1	22	6

	$12	$40	$13	$22	$3

The gain on equity investments, under the cost method for the year ended December 31, 2006 primarily represents gains realized on the sale of two investments. Such amounts are included in other income, net in the statements of operations.

The gain on equity investments, under the equity method for the year ended December 31, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise. Such amounts are included in other income, net in the statements of operations.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets to be held and used were recorded in 2006, 2005, and 2004; however, approximately $159 million and $39 million of impairment on assets held for sale was recorded for the years ended December 31, 2006 and 2005, respectively (see Note 4).

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. For those instruments which qualify as hedging activities, related gains or losses are recorded in accumulated other comprehensive income. For all other derivative instruments, the related gains or losses are recorded in the income statement. The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of the Company’s subsidiaries. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Interest rate collar agreements are used to limit exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. The Company does not hold or issue any derivative financial instruments for trading purposes.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Franchise fees imposed by local governmental authorities are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees of $179 million, $174 million and $160 million for the years ended December 31, 2006, 2005 and 2004, respectively, are reported as revenues on a gross basis with a corresponding operating expense. Sales taxes collected and remitted to state and local authorities are recorded on a net basis.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2006	2005	2004

Video	$3,349	$3,248	$3,217
High-speed Internet	1,051	875	712
Telephone	135	36	18
Advertising sales	319	284	279
Commercial	305	266	227
Other	345	324	307

	$5,504	$5,033	$4,760

Programming Costs

The Company has various contracts to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $32 million, $41 million, and $59 million for the years ended December 31, 2006, 2005, and 2004, respectively. Programming costs included in the accompanying statement of operations were $1.5 billion, $1.4 billion, and $1.3 billion for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006 and 2005, the deferred amounts of launch incentives, included in other long-term liabilities, were $67 million and $83 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $131 million, $94 million, and $70 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Stock-Based Compensation

The Company had historically accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in FIN No. 28, Accounting for Stock

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method was applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date were accounted for under APB No. 25, unless they were modified or settled in cash.

On January 1, 2006, the Company adopted revised SFAS No. 123, Share - Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements. The Company recorded $13 million, $14 million, and $31 million of option compensation expense which is included in general and administrative expenses for the years ended December 31, 2006, 2005, and 2004, respectively.

SFAS No. 123R requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123R for the years presented:

	Year Ended December 31,
	2006	2005	2004

Net loss	$(1,115)	$(838)	$(4,399)
Add back stock-based compensation expense related to stock options included in reported net loss	13	14	31
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(13)	(14)	(33)
Effects of unvested options in stock option exchange (see Note 17)	--	--	48
Pro forma	$(1,115)	$(838)	$(4,353)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2006, 2005, and 2004, respectively; risk-free interest rates of 4.6%, 4.0%, and 3.3%; expected volatility of 87.3%, 70.9%, and 92.4% based on historical volatility; and expected lives of 6.3 years, 4.5 years, and 4.6 years, respectively. The valuations assume no dividends are paid.

Income Taxes

Charter Holdings is a single member limited liability company not subject to income tax. Charter Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of Charter Holdings’ indirect subsidiaries are corporations that are subject to income tax. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of these indirect corporate subsidiaries’’ assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 18).

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its geographic divisional operations. Each geographic and divisional service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic divisional operating segments has similar economic characteristics. In light of the Company’s similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic divisional operating structure, management has determined that the Company has one reportable segment, broadband services.

4. Sale of Assets

In 2006, the Company sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million. The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell, resulting in asset impairment charges during the year ended December 31, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. Also in 2006, the Company recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale.

During the second quarter of 2006, the Company determined, based on changes in the Company’s organizational and cost structure, that its asset groupings for long lived asset accounting purposes are at the level of their individual market areas, which are at a level below the Company’s geographic clustering. As a result, the Company has determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems (including a gain on sale of approximately $200 million recorded in the third quarter of 2006) have been presented as discontinued operations, net of tax for the year ended December 31, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Summarized consolidated financial information for the years ended December 31, 2006, 2005 and 2004 for the West Virginia and Virginia cable systems is as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues	$109	$221	$217
Net income (loss)	$238	$39	$(104)

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska representing a total of approximately 33,000 analog video customers. During the year ended December 31, 2005, certain of those

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the year ended December 31, 2005 of approximately $39 million.

In 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia to Atlantic Broadband Finance, LLC. These transactions resulted in a $106 million gain recorded as other income, net in the Company’s consolidated statements of operations. The total net proceeds from the sale of all of these systems were approximately $735 million. The proceeds were used to repay a portion of amounts outstanding under the Company’s revolving credit facility.

5. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2006	2005	2004

Balance, beginning of year	$17	$15	$17
Charged to expense	89	76	92
Uncollected balances written off, net of recoveries	(90)	(74)	(94)

Balance, end of year	$16	$17	$15

6. Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2006 and 2005:

	2006	2005

Cable distribution systems	$7,035	$7,014
Customer equipment and installations	4,219	3,955
Vehicles and equipment	463	462
Buildings and leasehold improvements	466	525
Furniture, fixtures and equipment	600	556

	12,783	12,512
Less: accumulated depreciation	(7,602)	(6,712)

	$5,181	$5,800
The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1.3 billion, $1.4 billion and $1.4 billion, respectively.

7. Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Such test resulted in a total franchise impairment of approximately $3.3 billion during the third quarter of 2004. The 2005 and 2006 annual impairment tests resulted in no impairment. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships, and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as interactivity and telephone, to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods. The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

The Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services such as interactivity and telephone to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, the SEC staff issued EITF Topic D-108 which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. The Company adopted Topic D-108 in its impairment assessment as of September 30, 2004. Such impairment assessment resulted in a total franchise impairment of approximately $3.3 billion. The Company recorded a cumulative effect of accounting change of $840 million (approximately $875 million before tax effects of $16 million and minority interest effects of $19 million) for the year ended December 31, 2004 representing the portion of the Company's total franchise impairment attributable to no longer including goodwill with franchise assets. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company's valuation, and was recorded as impairment of franchises in the Company's accompanying consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by the Company in the third quarter of 2004 primarily as a result of increased competition from direct broadcast satellite providers and decreased growth rates in the Company's high-speed Internet customers in the third quarter of 2004, in part, as a result of increased competition from digital subscriber line service providers led to the lower projected growth rates and the revised estimates of future cash flows from those used at October 1, 2003.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

As of December 31, 2006 and 2005, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,207	$--	$9,207	$9,806	$--	$9,806
Goodwill	61	--	61	52	--	52

	$9,268	$--	$9,268	$9,858	$--	$9,858

Finite-lived intangible assets:
Franchises with finite lives	$23	$7	$16	$27	$7	$20

For the year ended December 31, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $452 million and $2 million, respectively, related to cable asset sales completed in 2006 and indefinite-lived franchises were further reduced by $147 million as a result of the asset impairment charges recorded related to these cable asset sales. For the year ended December 31, 2005, the net carrying amount of indefinite-lived franchises was reduced by $52 million related to cable asset sales completed in 2005 (see Note 4). Additionally, in 2005, approximately $13 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s renewal of these franchise assets in 2005.

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. Franchise amortization expense for the years ended December 31, 2006, 2005, and 2004 was $2 million, $4 million, and $3 million, respectively. The Company expects that amortization expense on franchise assets will be approximately $1 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the year ended December 31, 2006, the net carrying amount of goodwill increased $9 million as a result of the Company’s purchase of certain cable systems in Minnesota from Seren Innovations, Inc. in January 2006.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2006 and 2005:

	2006	2005

Accounts payable - trade	$81	$102
Accrued capital expenditures	97	73
Accrued expenses:
Interest	395	329
Programming costs	268	269
Franchise related fees	68	67
Compensation	74	60
Other	198	196

	$1,181	$1,096

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

9. Long-Term Debt

Long-term debt consists of the following as of December 31, 2006 and 2005:

	2006		2005
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value

Long-Term Debt
Charter Holdings:
8.250% senior notes due April 1, 2007	$105	$105	$105	$105
8.625% senior notes due April 1, 2009	187	187	292	292
10.000% senior notes due April 1, 2009	105	105	154	154
10.750% senior notes due October 1, 2009	71	71	131	131
9.625% senior notes due November 15, 2009	52	52	107	107
10.250% senior notes due January 15, 2010	32	32	49	49
11.750% senior discount notes due January 15, 2010	21	21	43	43
11.125% senior notes due January 15, 2011	52	52	217	217
13.500% senior discount notes due January 15, 2011	62	62	94	94
9.920% senior discount notes due April 1, 2011	63	63	198	198
10.000% senior notes due May 15, 2011	71	71	137	136
11.750% senior discount notes due May 15, 2011	55	55	125	120
12.125% senior discount notes due January 15, 2012	91	91	113	100
CIH:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	578
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	781
12.125% senior discount notes due January 15, 2015	217	216	217	192
CCH I:
11.000% senior notes due October 1, 2015	3,987	4,092	3,525	3,683
CCH II:
10.250% senior notes due September 15, 2010	2,198	2,190	1,601	1,601
10.250% senior notes due October 1, 2013	250	262	--	--
CCO Holdings:
Senior floating notes due December 15, 2010	550	550	550	550
8 3/4% senior notes due November 15, 2013	800	795	800	794
Charter Operating:
8% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	733	733
Renaissance Media Group LLC:
10.000% senior discount notes due April 15, 2008	--	--	114	115

Credit Facilities	5,395	5,395	5,731	5,731

	$18,551	$18,654	$18,453	$18,525

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date except as follows. Certain of the CIH notes, CCH I notes, and CCH II notes issued in exchange for Charter Holdings notes and Charter convertible notes in 2005 and 2006 are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due).

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

As of December 31, 2006, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is $18.4 billion.

Charter Holdings Notes

The Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Communications Capital Corporation (“Charter Capital”). They rank equally with all other current and future unsecured, unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CIH notes, the CCH I notes, CCH II notes, the CCO Holdings notes, the Charter Operating notes, and the Charter Operating credit facilities.

Except for the 8.250% notes due April 1, 2007, the 10.00% notes due April 1, 2009, the 10.75% notes due October 1, 2009 and the 9.625% notes due November 15, 2009 which notes may not be redeemed prior to their respective maturity dates, the Charter Holdings notes may be redeemed at the option of Charter Holdings on or after varying dates in 2006 and 2007, in each case at a premium. The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, on or after varying dates in 2007 through 2010.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued approximately $333 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled. The exchanges resulted in a gain on extinguishment of debt of approximately $10 million.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for CCH I and CIH new debt securities. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled. The exchanges resulted in a gain on extinguishment of debt of approximately $490 million.

In September 2006, Charter Holdings, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings for $250 million principal amount of new 10.25% CCH II notes due 2013 and $462 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled. The exchange between Charter Holdings and CCH I and CCH II resulted in a gain on extinguishment of debt of approximately $108 million.

CCH I Holdings, LLC Notes

The CIH notes are senior debt obligations of CIH and CCH I Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CIH and CCH I Holdings Capital Corp. The CIH notes are structurally subordinated to all obligations of subsidiaries of CIH, including the CCH I notes, the CCH II notes, the CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities. The CIH notes are guaranteed on a senior unsecured basis by Charter Holdings. As of December 31, 2006, there was $2.3 billion in accreted value for legal purposes and notes indentures purposes.

The CIH notes may not be redeemed at the option of the issuers until September 30, 2007. On or after such date, the CIH notes may be redeemed at any time, in each case at a premium. The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, on or after varying dates in 2009 and 2010.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

In the event that a specified change of control event happens, CIH and CCH I Holdings Capital Corp. must offer to repurchase any outstanding notes at a price equal to the sum of the accreted value of the notes plus accrued and unpaid interest plus a premium that varies over time.

CCH I, LLC Notes

The CCH I notes are guaranteed on a senior unsecured basis by Charter Holdings and are secured by a pledge of 100% of the equity interest of CCH I’s wholly owned direct subsidiary, CCH II, and by a pledge of CCH I’s 70% interest in the 24,273,943 Class A preferred membership units of CC VIII (collectively, the "CC VIII interest"), and the proceeds thereof. Such pledges are subject to significant limitations as described in the related pledge agreement.

The CCH I notes are senior debt obligations of CCH I and CCH I Capital Corp. To the extent of the value of the collateral, they rank senior to all of CCH I’s future unsecured senior indebtedness. The CCH I notes are structurally subordinated to all obligations of subsidiaries of CCH I, including the CCH II notes, CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities. As of December 31, 2006, there was $4.0 billion in accreted value for legal purposes and notes indentures purposes.

CCH I and CCH I Capital Corp. may, prior to October 1, 2008 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the CCH I notes at a redemption price of 111% of the principal amount plus accrued and unpaid interest. Aside from this provision, CCH I and CCH I Capital Corp. may not redeem at their option any of the notes prior to October 1, 2010. On or after October 1, 2010, CCH I and CCH I Capital Corp. may redeem, in whole or in part, CCH I notes at anytime, in each case at a premium. The optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, on or after October 1, 2013.

If a change of control occurs, each holder of the CCH I notes will have the right to require the repurchase of all or any part of that holder’s CCH I notes at 101% of the principal amount plus accrued and unpaid interest.

CCH II, LLC Notes

In September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A common stock valued at $68 million and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

The CCH II Notes are senior debt obligations of CCH II and CCH II Capital Corp. The CCH II Notes rank equally with all other current and future unsecured, unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II 2013 Notes are guaranteed on a senior unsecured basis by Charter Holdings. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.

On or after September 15, 2008, the issuers of the CCH II 2010 Notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 105.125% to a redemption price on or after September 15, 2009 of 100.0% of the principal amount of the CCH II 2010 Notes redeemed, plus, in each case, any accrued and unpaid interest. On or after October 1, 2010, the issuers of the CCH II 2013 Notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 105.125% to a redemption price on or after October 1, 2012 of 100.0% of the principal amount of the CCH II 2013 Notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCH II must offer to purchase the outstanding CCH II notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.

On or after November 15, 2008, the issuers of the CCO Holdings 8 ¾% senior notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 104.375% to a redemption price on or after November 15, 2011 of 100.0% of the principal amount of the CCO Holdings 8 ¾% senior notes redeemed, plus, in each case, any accrued and unpaid interest.

Interest on the CCO Holdings senior floating rate notes accrues at the LIBOR rate (5.36% and 4.53% as of December 31, 2006 and 2005, respectively) plus 4.125% annually, from the date interest was most recently paid.

The issuers of the senior floating rate notes may redeem the notes in whole or in part at the issuers’ option from December 15, 2006 until December 14, 2007 for 102% of the principal amount, from December 15, 2007 until December 14, 2008 for 101% of the principal amount and from and after December 15, 2008, at par, in each case, plus accrued and unpaid interest.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

Charter Operating Notes

The Charter Operating notes are senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp. To the extent of the value of the collateral (but subject to the prior lien of the credit facilities), they rank effectively senior to all of Charter Operating’s future unsecured senior indebtedness. The collateral currently consists of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings). CCO Holdings and those subsidiaries of Charter Operating that are guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations, guarantee the Charter Operating notes.

Charter Operating may, prior to April 30, 2007 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the Charter Operating notes at a redemption price of 108.375% with respect to the 8 3/8% senior second-lien notes due 2014 and a redemption price of 108% with respect to the 8% senior second-lien notes due 2012.

Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium. The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 8% senior second-lien notes due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

On or after April 30, 2009, Charter Operating may redeem all or a part of the 8 3/8% senior second lien notes at a redemption price that declines ratably from the initial redemption price of 104.188% to a redemption price on or after April 30, 2012 of 100% of the principal amount of the 8 3/8% senior second lien notes redeemed plus in each case accrued and unpaid interest.

In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Renaissance Notes

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

High-Yield Restrictive Covenants; Limitation on Indebtedness. The indentures governing the Charter Holdings, CIH, CCH II, CCO Holdings and Charter Operating notes contain certain covenants that restrict the ability of Charter Holdings, Charter Capital, CIH, CIH Capital Corp., CCH I, CCH I Capital Corp., CCH II, CCH II Capital Corp., CCO Holdings, CCO Holdings Capital Corp., Charter Operating, Charter Communications Operating Capital Corp., and all of their restricted subsidiaries to:

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

•	engage in certain transactions with affiliates; and
•	grant liens.

Charter Operating Credit Facilities - General

The Charter Operating credit facilities provide borrowing availability of up to $6.85 billion as follows:

•
term facility with a total principal amount of $5.0 billion, repayable in 23 equal quarterly installments, commencing September 30, 2007 and aggregating in each loan year to 1% of the original amount of the term facility, with the remaining balance due at final maturity in 2013;

•	a revolving credit facility of $1.5 billion, with a maturity date in 2010; and
•	a revolving credit facility (the “R/T Facility”) of $350.0 million, that converts to term loans no later than April 2007, repayable on the same terms as the term facility described above.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (5.36% to 5.38% as of December 31, 2006 and 4.06% to 4.50% as of December 31, 2005), as defined, plus a margin. The margin prior to the amendment of the facility in April 2006 for Eurodollar loans was up to 3.00% for the Term A facility and revolving credit facility, and up to 3.25% for the Term B facility, and for base rate loans of up to 2.00% for the Term A facility and revolving credit facility, and up to 2.25% for the Term B facility. The margin on Eurodollar rate term loans after the amendment of the credit facilities in April 2006 is 2.625% and on base rate term loans is 1.625%. The margin on revolving credit facility Eurodollar rate loans is 3.00% and 2.00% on base rate loans. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facility and, until converted into term loans, the R/T facility.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for certain subsidiaries (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating, as well as intercompany obligations owing to it by Charter Operating.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

As of December 31, 2006, outstanding borrowings under the Charter Operating credit facilities were approximately $5.4 billion and the unused total potential availability was approximately $1.3 billion, although the actual availability at that time was only $1.1 billion because of limits imposed by covenant restrictions.

Charter Operating Credit Facilities — Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage and interest coverage, to be tested as of the end of each quarter. Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the CCHC note, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the CCHC note and the Charter Operating senior second-lien notes provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities, and the continued accuracy in all material respects of the representations and warranties.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,
•	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from our independent auditors,
•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
certain of Charter Operating’s indirect or direct parent companies and Charter Operating and its subsidiaries having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

•	certain changes in control.

Based upon outstanding indebtedness as of December 31, 2006, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2006, are as follows:

Year	Amount

2007	$130
2008	50
2009	465
2010	3,246
2011	353
Thereafter	14,307

$18,551

For the amounts of debt scheduled to mature during 2007, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying consolidated balance sheets reflect this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

10. Minority Interest

Minority interest on the Company’s consolidated balance sheets as of December 31, 2006 and 2005 primarily represents preferred membership interests in CC VIII, an indirect subsidiary of Charter Holdings, of $192 million and $188 million, respectively. As more fully described in Note 19, this preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder, and CCH I. Approximately 5.6% of CC VIII’s income is allocated to minority interest.

11. Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2006, 2005, and 2004 was $1.1 billion, $821 million and $4.4 billion, respectively.

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2006, 2005 and 2004, other income, net includes gains of $2 million, $3 million and $4 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2006, 2005, and 2004, a loss of $1 million and gains of $16 million and $42 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income, net, in the Company’s consolidated statement of operations. For the years ended December 31, 2006, 2005, and 2004 other income, net includes gains of $4 million, $47 million, and $65 million, respectively, for interest rate derivative instruments not designated as hedges.

As of December 31, 2006, 2005, and 2004, the Company had outstanding $1.7 billion, $1.8 billion, and $2.7 billion and $0, $20 million, and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

13. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2006 and 2005 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements. Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate agreements are with certain of the participating banks under the Company’s credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The estimated fair value of the Company’s notes and interest rate agreements at December 31, 2006 and 2005 are based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2006 and 2005 is as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
Charter Holdings debt	$967	$932	$1,746	$1,145
CIH debt	2,533	2,294	2,472	1,469
CCH I debt	4,092	4,104	3,683	2,959
CCH II debt	2,452	2,575	1,601	1,592
CCO Holdings debt	1,345	1,391	1,344	1,299
Charter Operating debt	1,870	1,943	1,833	1,820
Credit facilities	5,395	5,418	5,731	5,719
Other	--	--	115	114
Interest Rate Agreements
Assets (Liabilities)
Swaps	--	--	(4)	(4)
Collars	--	--	--	--

The weighted average interest pay rate for the Company’s interest rate swap agreements was 10.23% and 9.51% at December 31, 2006 and 2005, respectively.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

14. Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2006	2005	2004

(Gain) loss on sale of assets, net	$8	$6	$(86)
Hurricane asset retirement loss	--	19	--
Special charges, net	13	7	104
Unfavorable contracts and other settlements	--	--	(5)

	$21	$32	$13

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the gain or loss recognized on the sale of fixed assets and cable systems. For the year ended December 31, 2004, the gain on sale of assets includes the gain recognized on the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia to Atlantic Broadband Finance, LLC.

Hurricane asset retirement loss

For the year ended December 31, 2005, hurricane asset retirement loss represents the write off of $19 million of the Company’s plants’ net book value as a result of significant plant damage suffered by certain of the Company’s cable systems in Louisiana as a result of hurricanes Katrina and Rita.

Special charges, net

Special charges, net for the year ended December 31, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring. Special charges, net for the year ended December 31, 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance. For the year ended December 31, 2005, special charges, net were offset by approximately $2 million related to an agreed upon discount in respect of the portion of settlement consideration payable under the settlement terms of class action lawsuits. Special charges, net for the year ended December 31, 2004 primarily represent the settlement of the consolidated federal class action and federal derivative action lawsuits and litigation costs related to the settlement of a 2004 national class action suit coupled with severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.

Unfavorable contracts and other settlements

The Company recognized $5 million of benefit for the year ended December 31, 2004 related to changes in estimated legal reserves established as part of previous business combinations, which, based on an evaluation of current facts and circumstances, are no longer required.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

15. Gain (loss) on extinguishment of debt

	Year Ended December 31,
	2006	2005	2004

Charter Holdings debt exchanges	$108	$500	$--
Charter Operating credit facility refinancing	(27)	--	(21)
CC V Holdings notes repurchase	--	(5)	--
Other	--	(1)	--

	$81	$494	$(21)

16. Other Income, Net

Other income, net consists of the following for years presented:

	Year Ended December 31,
	2006	2005	2004

Gain on derivative instruments and hedging activities, net (Note 12)	$6	$50	$69
Minority interest (Note 10)	(4)	1	20
Gain on investment (Note 3)	13	22	3
Other, net	2	--	(1)

	$17	$73	$91

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

In the years ended December 31, 2006, 2005 and 2004, certain directors were awarded a total of 574,543, 492,225 and 182,932 shares, respectively, of restricted Charter Class A common stock of which 34,239 shares had been cancelled as of December 31, 2006. The shares vest one year from the date of grant. In 2006, 2005 and 2004, in connection with new employment agreements, certain officers were awarded 100,000, 2,987,500 and 50,000 shares, respectively, of restricted Charter Class A common stock of which 50,000 shares had been cancelled as of December 31, 2006. The shares vest annually over a one to three-year period beginning from the date of grant. As of December 31, 2006, deferred compensation remaining to be recognized in future periods totaled $12 million.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

A summary of the activity for Charter’s stock options, excluding granted shares of restricted Charter Class A common stock, for the years ended December 31, 2006, 2005 and 2004, is as follows (amounts in thousands, except per share data):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	29,127	$4.47	24,835	$6.57	47,882	$12.48
Granted	6,065	1.28	10,810	1.36	9,405	4.88
Exercised	(1,049)	1.41	(17)	1.11	(839)	2.02
Cancelled	(7,740)	4.39	(6,501)	7.40	(31,613)	15.16

Options outstanding, end of period	26,403	$3.88	29,127	$4.47	24,835	$6.57

Weighted average remaining contractual life	8 years		8 years		8 years

Options exercisable, end of period	10,984	$6.62	9,999	$7.80	7,731	$10.77

Weighted average fair value of options granted	$0.96		$0.65		$3.71

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price
			(in thousands)			(in thousands)

$1.00	—	$1.36	10,197	9 years	$1.15	1,379	8 years	$1.18
$1.53	—	$1.96	5,101	8 years	1.55	1,825	7 years	1.56
$2.85	—	$3.35	2,608	7 years	2.96	1,495	6 years	2.90
$4.30	—	$5.17	5,391	7 years	5.03	3,179	7 years	5.00
$9.13	—	$12.27	1,426	5 years	10.95	1,426	5 years	10.95
$13.96	—	$20.73	1,418	3 years	18.61	1,418	3 years	18.61
$21.20	—	$23.09	262	4 years	22.84	262	4 years	22.84

In 2004, Charter completed an option exchange program in which Charter offered its employees the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of Charter’s 47,882,365 total options issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter's board of directors who were not also employees of Charter or any of its subsidiaries were not eligible to participate in the exchange offer.

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
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

approximately $4 million (which amount includes applicable withholding taxes) to those employees who received cash rather than shares of restricted stock.

The cost to the Company of the stock option exchange program was approximately $10 million, with a 2004 cash compensation expense of approximately $4 million and a non-cash compensation expense of approximately $6 million to be expensed ratably over the three-year vesting period of the restricted stock in the exchange.

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter's Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter's performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award. Charter granted 10.0 million shares in the year ended December 31, 2006 under this program, respectively, and recognized expense of $4 million. In 2005 and 2004, Charter granted 3.2 million and 6.9 million shares under this program and recognized no expense in 2005 or 2004 based on Charter’s assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance shares to vest. In February 2006, the Compensation and Benefits Committee of Charter’s Board of Directors approved a modification to the financial performance measures under Charter's LTIP required to be met for the 2005 performance shares to vest. Such expense is being recognized over the remaining two year service period.

18. Income Taxes

Charter Holdings is a single member limited liability company not subject to income tax. Charter Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of Charter Holdings’ indirect subsidiaries are corporations that are subject to income tax.

For the years ended December 31, 2006 and 2005, the Company recorded income tax expense related to increases in deferred tax liabilities and current federal and state income taxes primarily related to differences in accounting for franchises at our indirect corporate subsidiaries. For the year ended December 31, 2004, the Company recorded income tax benefit for its indirect corporate subsidiaries primarily related to differences between book and tax accounting for franchises, primarily resulting from the impairment recorded during 2004.

Current and deferred income tax benefit (expense) is as follows:

	December 31,
	2006	2005	2004
Current expense:
Federal income taxes	$(3)	$(2)	$(2)
State income taxes	(4)	(4)	(4)

Current income tax expense	(7)	(6)	(6)

Deferred benefit (expense):
Federal income taxes	--	(3)	50
State income taxes	--	--	7

Deferred income tax benefit (expense)	--	(3)	57

Total income benefit (expense)	$(7)	$(9)	$51

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

The Company recorded the portion of the income tax benefit associated with the adoption of EITF Topic D-108 as a $16 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the year ended December 31, 2004. Also a portion of income tax expense was recorded as a reduction of income (loss) from discontinued operations in the years ended December 31, 2006, 2005, and 2004. See Note 4.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 5% for the years ended December 31, 2006, 2005, and 2004 as follows:

	December 31,
	2006	2005	2004

Statutory federal income taxes	$471	$279	$1,258
Statutory state income taxes, net	67	40	180
Losses allocated to limited liability companies not subject to income taxes	(533)	(345)	(1,424)
Franchises	--	(3)	57
Valuation allowance provided and other	(12)	20	(20)

	(7)	(9)	51

Less: cumulative effect of accounting change	--	--	(16)

Income tax benefit (expense)	$(7)	$(9)	$35

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 for the indirect corporate subsidiaries of the Company which are included in long-term liabilities are presented below.

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$85	$80
Other	5	6

Total gross deferred tax assets	90	86
Less: valuation allowance	(63)	(51)

Net deferred tax assets	$27	$35

Deferred tax liabilities:
Property, plant & equipment	$(31)	$(41)
Franchises	(195)	(207)

Gross deferred tax liabilities	(226)	(248)

Net deferred tax liabilities	$(199)	$(213)

As of December 31, 2006, the Company has deferred tax assets of $90 million, which primarily relate to net operating loss carryforwards of certain of its indirect corporate subsidiaries. These net operating loss carryforwards (generally expiring in years 2007 through 2026) are subject to certain return limitations. A valuation allowance of $63 million exists with respect to these carryforwards as of December 31, 2006.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2003 and 2002. In addition, one of the Company’s indirect corporate subsidiaries is under examination by the Internal Revenue Service for the tax year ended December 31, 2004. The results of the Company (excluding the Company’s indirect corporate subsidiaries, with the exception of the indirect corporate subsidiary under examination) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

19. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations. Such costs totaled $231 million, $205 million, and $195 million for the years ended December 31, 2006, 2005, and 2004, respectively. All other costs incurred on the behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. For the years ended December 31, 2006, 2005, and 2004, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries. The Company’s credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to engage in any business transaction outside the cable transmission business except for certain existing approved investments. Charter or Charter Holdco or any of their subsidiaries may not pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, unless Mr. Allen consents to Charter or its subsidiaries engaging in the business transaction. The cable transmission business means the business of transmitting video, audio, including telephone, and data over cable systems owned, operated or managed by Charter, Charter Holdco or any of their subsidiaries from time to time.

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV L.L.C. (“TechTV”), Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc. (“Digeo”), Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (“Action Sports”) and Microsoft Corporation. In May 2004, TechTV was sold to an unrelated third party. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003 and he resigned as a director of Charter in April 2004. The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

The Company received or receives programming for broadcast via its cable systems from TechTV (now G4), Oxygen Media and Trail Blazers Inc. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2006, 2005, and 2004 were each less than 1% of total operating expenses.

TechTV. The Company received from TechTV programming for distribution via its cable system pursuant to an affiliation agreement. In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provided for, among other things, Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of certain claims. For the years ended December 31, 2006, 2005, and 2004, the Company recognized approximately $1 million, $1 million, and $5 million, respectively, of the Vulcan Programming payment as an offset to programming expense.

Oxygen. Oxygen Media LLC ("Oxygen") provides programming content to the Company pursuant to a carriage agreement. Under the carriage agreement, the Company paid Oxygen approximately $8 million, $9 million, and $13 million for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, Oxygen paid the Company launch incentives for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. The Company recorded approximately $0, $0.1 million, and $1 million related to these launch incentives as a reduction of programming expense for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2005, pursuant to an amended equity issuance agreement, Oxygen Media delivered 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator which is the fair market value per share of Oxygen Media common stock on the conversion date.

The Company recognized the guaranteed value of the investment over the life of the initial carriage agreement (which expired February 1, 2005) as a reduction of programming expense. For the years ended December 31, 2006, 2005, and 2004, the Company recorded approximately $0, $2 million, and $13 million, respectively, as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $33 million as of December 31, 2006 and 2005.

Digeo, Inc. In March 2001, Charter Ventures and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. At that time, the equity interest was subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

recovered its amount contributed (the “Priority Return”), Charter Ventures should have had a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures was not required to make any capital contributions, including capital calls to DBroadband Holdings, LLC. DBroadband Holdings, LLC therefore was not included in the Company’s consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf. On October 3, 2006, Vulcan Ventures and Digeo recapitalized Digeo. In connection with such recapitalization, DBroadband Holdings, LLC consented to the conversion of its preferred stock holdings in Digeo to common stock, and Vulcan Ventures surrendered its Priority Return to Charter Ventures. As a result, DBroadband Holdings, LLC is now included in the Company’s consolidated financial statements. Such amounts are immaterial. After the recapitalization, DBroadband Holdings, LLC owns 1.8% of Digeo, Inc’s common stock. Digeo, Inc. is therefore not included in the Company’s consolidated financial statements.

The Company paid Digeo Interactive approximately $2 million, $3 million, and $3 million for the years ended December 31, 2006, 2005, and 2004, respectively, for customized development of the i-channels and the local content tool kit.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Pursuant to a software license agreement with Digeo Interactive for the right to use Digeo's proprietary software for DVR units, the Company paid approximately $3 million and $1 million in license and maintenance fees in 2006 and 2005, respectively.

The Company paid approximately $11 million, $10 million, and $1 million for the years ended December 31, 2006, 2005 and 2004, respectively, in capital purchases under an agreement with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances.

CC VIII. As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, Charter Holdings’ indirect limited liability company subsidiary, issued, after adjustments, the CC VIII interest with an initial value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate.

At such time through 2005, such interest was held at CC VIII and was subject to a dispute between Mr. Allen and the Company as to the ultimate ownership of the CC VIII interest. In 2005, Mr. Allen, a Special Committee of independent directors, Charter, Charter Holdco and certain of their affiliates, agreed to settle a dispute related to the CC VIII interest. Pursuant to the Settlement, CII has retained 30% of its CC VIII interest (the "Remaining Interests"). The Remaining Interests are subject to certain transfer restrictions, including requirements that the Remaining Interests participate in a sale with other holders or that allow other holders to participate in a sale of the Remaining Interests, as detailed in the revised CC VIII Limited Liability Company Agreement. CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco, to a newly formed entity, CCHC (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings). Of the 70% of the CC VIII interest, 7.4% has been transferred by CII to CCHC for the CCHC note (see Note 10). The remaining 62.6% has been transferred by CII to Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

As part of the Settlement, CC VIII issued approximately 49 million additional Class B units to CC V in consideration for prior capital contributions to CC VIII by CC V, with respect to transactions that were unrelated to

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

the dispute in connection with CII’s membership units in CC VIII. As a result, Mr. Allen’s pro rata share of the profits and losses of CC VIII attributable to the Remaining Interests is approximately 5.6%.

As part of the debt exchange in September 2006 described in Note 2, CCHC contributed the CC VIII interest in the Class A preferred equity interests of CC VIII to CCH I. The CC VIII interest was pledged as security for all CCH I notes. The CC VIII preferred interests are entitled to a 2% accreting priority return on the priority capital.

Helicon. In 1999, the Company purchased the Helicon cable systems. As part of that purchase, Mr. Allen entered into a put agreement with a certain seller of the Helicon cable systems that received a portion of the purchase price in the form of a preferred membership interest in Charter Helicon, LLC with a redemption price of $25 million plus accrued interest. Under the Helicon put agreement, such holder had the right to sell any or all of the interest to Mr. Allen prior to its mandatory redemption in cash on July 30, 2009. On August 31, 2005, 40% of the preferred membership interest was put to Mr. Allen. The remaining 60% of the preferred interest in Charter Helicon, LLC remained subject to the put to Mr. Allen. Such preferred interest was recorded in other long-term liabilities. On October 6, 2005, Charter Helicon, LLC redeemed all of the preferred membership interest for the redemption price of $25 million plus accrued interest.

Certain related parties, including members of the board of directors and officers, hold interests in the Company’s and its subsidiaries senior notes and discount notes of approximately $203 million of face value at December 31, 2006.

20. Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2006 for its contractual obligations.

	Total	2007	2008	2009	2010	2011	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$87	$19	$16	$14	$12	$8	$18
Programming Minimum Commitments (2)	854	349	287	218	--	--	--
Other (3)	423	284	43	26	24	24	22

Total	$1,364	$652	$346	$258	$36	$32	$40

(1) The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2006, 2005, and 2004, were $23 million, $22 million, and $22 million, respectively.

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were $1.5 billion, $1.4 billion, and $1.3 billion, for the years ended December 31, 2006, 2005, and 2004, respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

•
The Company also rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2006, 2005, and 2004, was $44 million, $44 million, and $42 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $175 million, $165 million, and $159 million for the years ended December 31, 2006, 2005, and 2004, respectively.

•
The Company also has $147 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims. These letters of credit reduce the amount the Company may borrow under its credit facilities.

Litigation

In 2004, Charter settled a series of lawsuits filed against Charter and certain of its former and present officers and directors (the “Settlement”). In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

The Settlement provided that Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which was to include the fees and expenses of plaintiffs’ counsel. Charter elected to fund $80 million of the obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $2 million discount in respect of that portion allocable to plaintiffs’ attorneys’ fees) paid in cash. In addition, Charter paid approximately $5 million in cash to its insurance carrier. As a result in 2004, the Company recorded an $85 million special charge on its consolidated statement of operations. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it was held in escrow pending resolution of the appeals. Those appeals are now resolved.

The Company and its parent companies are defendants or co-defendants in several unrelated lawsuits claiming infringement of various patents relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, the Company expects that any potential liability would be the responsibility of its equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, it may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, the lawsuits could be material to the Company’s consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations or liquidity.

The Company and its parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting its business. The ultimate outcome of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

Future legislative and regulatory changes could adversely affect the Company’s operations, including, without limitation, additional regulatory requirements the Company may be required to comply with as it offers new services such as telephone.

21. Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $8 million, $6 million, and $7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

22. Recently Issued Accounting Standards

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses the effects of prior year uncorrected misstatements in quantifying misstatements in current year financial statements. Misstatements are required to be quantified using both the balance-sheet (“iron-curtain”) and income-statement approach (“rollover”) and evaluated as to whether either approach results in a material error in light of quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006 and the Company adopted SAB 108 effective for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS 157 effective January 1, 2008. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted.  The Company is currently assessing the impact of SFAS 159 on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s accompanying financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

23. Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted from distribution to Charter Holdings, the parent company. The following condensed parent-only financial statements of Charter Holdings account for the investment in its subsidiaries under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

Charter Communications Holdings, LLC (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2006	2005
ASSETS
Receivable - related party	$28	$24
Loans receivable - related party	105	--
Other assets	6	14

Total assets	$139	$38

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities	$25	$42
Long-term debt	967	1,746
Losses in excess of investment	4,737	2,378
Member’s deficit	(5,590)	(4,128)

Total liabilities and member’s deficit	$139	$38

Condensed Statements of Operations

	Year Ended December 31,
	2006	2005	2004

Interest expense	$(151)	$(711)	$(892)
Gain on extinguishment of debt	108	520	--
Equity in losses of subsidiaries	(1,072)	(647)	(3,506)
Other, net	--	--	(1)

Net loss	$(1,115)	$(838)	$(4,399)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,115)	$(838)	$(4,399)
Noncash interest expense	20	179	288
Equity in losses of subsidiaries	1,072	647	3,506
Gain on extinguishment of debt	(108)	(521)	--
Other, net	--	--	2
Changes in operating assets and liabilities	5	(111)	25

Net cash flows from operating activities	(126)	(644)	(578)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from subsidiaries	233	644	578
Loan to subsidiary	(105)	--	--
Payments for debt issuance costs	(2)	--	--

Net cash flows from financing activities	126	644	578

NET INCREASE IN CASH AND CASH EQUIVALENTS	--	--	--
CASH AND CASH EQUIVALENTS, beginning of year	--	--	--

CASH AND CASH EQUIVALENTS, end of year	$--	$--	$--

24. Consolidating Schedules

In September 2006, Charter Holdings, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings for $250 million of new 10.25% CCH II notes due 2013 and $462 million principal amount of 11% CCH I notes due 2015.

As part of the September 2006 exchange of Charter Holdings notes for CCH I notes, CCHC contributed its 70% interest in the Class A preferred equity interests of CC VIII to CCH I. The contribution of the CC VIII interest was accounted for as a transaction among entities under common control, and accordingly financial statements of Charter Holdings reflect the contribution as if it had occurred on the date of the Settlement (as discussed in Note 19).

As discussed in Note 9, in September 2005, Charter Holdings’ subsidiaries, CIH and CCH I, issued $6.1 billion principal amount of new debt securities in exchange for $6.8 billion principal amount of old Charter Holdings notes.

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

In 2005 and 2003, respectively, Charter Holdings entered into a series of transactions and contributions which had the effect of creating CIH, CCH I and CCH II as intermediate holding companies. The creation of these holding companies has each been accounted for as reorganizations of entities under common control. Accordingly, the accompanying financial schedules present the historical financial condition and results of operations of CIH, CCH I

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

and CCH II as if the respective entities existed for all periods presented. Condensed consolidating financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 follow.

Charter Holdings
Condensed Consolidating Balance Sheet
As of December 31, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$2	$3	$5	$28	$--	$38
Accounts receivable, net	--	--	--	--	194	--	194
Receivables from related party	28	--	--	8	--	(36)	--
Prepaid expenses and other current assets	--	--	--	--	23	--	23
Total current assets	28	2	3	13	245	(36)	255

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,181	--	5,181
Franchises, net	--	--	--	--	9,223	--	9,223
Total investment in cable properties, net	--	--	--	--	14,404	--	14,404

INVESTMENT IN SUBSIDIARIES	--	--	1,553	3,847	--	(5,400)	--

OTHER NONCURRENT ASSETS	6	21	48	24	176	--	275

Total assets	$34	$23	$1,604	$3,884	$14,825	$(5,436)	$14,934

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25	$71	$110	$74	$901	$--	$1,181
Payables to related party	--	3	4	--	147	(36)	118
Total current liabilities	25	74	114	74	1,048	(36)	1,299

LONG-TERM DEBT	967	2,533	4,092	2,452	8,610	--	18,654
LOANS PAYABLE (RECEIVABLE) - RELATED PARTY	(105)	--	--	(195)	303	--	3
DEFERRED MANAGEMENT FEES - RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	362	--	362
MINORITY INTEREST	--	--	(449)	--	641	--	192
LOSSES IN EXCESS OF INVESTMENT	4,737	2,153	--	--	--	(6,890)	--
MEMBER’S EQUITY (DEFICIT)	(5,590)	(4,737)	(2,153)	1,553	3,847	1,490	(5,590)

Total liabilities and member’s equity (deficit)	$34	$23	$1,604	$3,884	$14,825	$(5,436)	$14,934

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of December 31, 2005

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$3	$8	$--	$3	$--	$14
Accounts receivable, net	--	--	--	--	212	--	212
Receivables from related party	24	--	--	--	--	(24)	--
Prepaid expenses and other current assets	--	--	--	--	22	--	22
Total current assets	24	3	8	--	237	(24)	248

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,800	--	5,800
Franchises, net	--	--	--	--	9,826	--	9,826
Total investment in cable properties, net	--	--	--	--	15,626	--	15,626

INVESTMENT IN SUBSIDIARIES	--	96	3,402	5,044	--	(8,542)	--

OTHER NONCURRENT ASSETS	14	21	45	14	224	--	318

Total assets	$38	$120	$3,455	$5,058	$16,087	$(8,566)	$16,192

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42	$24	$107	$48	$875	$--	$1,096
Payables to related party	--	2	3	7	95	(24)	83
Total current liabilities	42	26	110	55	970	(24)	1,179

LONG-TERM DEBT	1,746	2,472	3,683	1,601	9,023	--	18,525
LOANS PAYABLE - RELATED PARTY	--	--	--	--	22	--	22
DEFERRED MANAGEMENT FEES - RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	392	--	392
MINORITY INTEREST	--	--	(434)	--	622	--	188
LOSSES IN EXCESS OF INVESTMENT	2,378	--	--	--	--	(2,378)	--
MEMBER’S EQUITY (DEFICIT)	(4,128)	(2,378)	96	3,402	5,044	(6,164)	(4,128)

Total liabilities and member’s equity (deficit)	$38	$120	$3,455	$5,058	$16,087	$(8,566)	$16,192

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the year ended December 31, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$5,504	$--	$5,504

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,438	--	2,438
Selling, general and administrative	--	--	--	--	1,165	--	1,165
Depreciation and amortization	--	--	--	--	1,354	--	1,354
Asset impairment charges	--	--	--	--	159	--	159
Other operating expenses, net	--	--	--	--	21	--	21

	--	--	--	--	5,137	--	5,137

Income from operations	--	--	--	--	367	--	367

OTHER INCOME AND EXPENSES:
Interest expense, net	(151)	(290)	(395)	(209)	(766)	--	(1,811)
Other income, net	108	--	15	--	(25)	--	98
Equity in losses of subsidiaries	(1,072)	(782)	(402)	(193)	--	2,449	--

	(1,115)	(1,072)	(782)	(402)	(791)	2,449	(1,713)

Loss from continuing operations before income taxes	(1,115)	(1,072)	(782)	(402)	(424)	2,449	(1,346)

INCOME TAX EXPENSE	--	--	--	--	(7)	--	(7)

Loss from continuing operations	(1,115)	(1,072)	(782)	(402)	(431)	2,449	(1,353)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	--	--	--	238	--	238

Net loss	$(1,115)	$(1,072)	$(782)	$(402)	$(193)	$2,449	$(1,115)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the year ended December 31, 2005

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$5,033	$--	$5,033

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,203	--	2,203
Selling, general and administrative	--	--	--	--	1,012	--	1,012
Depreciation and amortization	--	--	--	--	1,443	--	1,443
Asset impairment charges	--	--	--	--	39	--	39
Other operating expenses, net	--	--	--	--	32	--	32

	--	--	--	--	4,729	--	4,729

Operating income from continuing operations	--	--	--	--	304	--	304

OTHER INCOME AND EXPENSES:
Interest expense, net	(711)	(72)	(98)	(167)	(691)	--	(1,739)
Gain (loss) on extinguishment of debt	520	(8)	(12)	--	(6)	--	494
Other income, net	--	--	(32)	--	105	--	73
Equity in income (loss) of subsidiaries	(647)	(567)	(425)	(258)	--	1,897	--

	(838)	(647)	(567)	(425)	(592)	1,897	(1,172)

Loss from continuing operations	(838)	(647)	(567)	(425)	(288)	1,897	(868)

INCOME TAX EXPENSE	--	--	--	--	(9)	--	(9)

Loss from continuing operations	(838)	(647)	(567)	(425)	(297)	1,897	(877)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	--	--	--	39	--	39

Net loss	$(838)	$(647)	$(567)	$(425)	$(258)	$1,897	$(838)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the year ended December 31, 2004

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$4,760	$--	$4,760

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,994	--	1,994
Selling, general and administrative	--	--	--	--	965	--	965
Depreciation and amortization	--	--	--	--	1,433	--	1,433
Impairment of franchises	--	--	--	--	2,297	--	2,297
Asset impairment charges	--	--	--	--	--	--	--
Other operating expenses, net	--	--	--	--	13	--	13

	--	--	--	--	6,702	--	6,702

Operating income (loss) from continuing operations	--	--	--	--	(1,942)	--	(1,942)

OTHER INCOME AND EXPENSES:
Interest expense, net	(892)	--	--	(166)	(560)	--	(1,618)
Other income, net	(1)	--	--	--	71	--	70
Equity in income (losses) of subsidiaries	(3,506)	(3,506)	(3,506)	(3,340)	--	13,858	--

	(4,399)	(3,506)	(3,506)	(3,506)	(489)	13,858	(1,548)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(4,399)	(3,506)	(3,506)	(3,506)	(2,431)	13,858	(3,490)

INCOME TAX BENEFIT	--	--	--	--	35	--	35

Loss from continuing operations before cumulative effect of accounting change	(4,399)	(3,506)	(3,506)	(3,506)	(2,396)	13,858	(3,455)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	--	--	--	--	(104)	--	(104)

Loss before cumulative effect of accounting change	(4,399)	(3,506)	(3,506)	(3,506)	(2,500)	13,858	(3,559)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	--	--	--	--	(840)	--	(840)

Net loss	$(4,399)	$(3,506)	$(3,506)	$(3,506)	$(3,340)	$13,858	$(4,399)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,115)	$(1,072)	$(782)	$(402)	$(193)	$2,449	$(1,115)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,362	--	1,362
Asset impairment charges	--	--	--	--	159	--	159
Noncash interest expense	20	63	(9)	5	23	--	102
Equity in losses of subsidiaries	1,072	782	402	193	--	(2,449)	--
Other, net	(108)	--	(13)	--	(155)	--	(276)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	23	--	23
Prepaid expenses and other assets	--	--	--	--	1	--	1
Accounts payable, accrued expenses and other	10	44	(11)	7	(23)	--	27
Receivables from and payables to related party, including deferred management fees	(5)	--	--	(12)	41	--	24

Net cash flows from operating activities	(126)	(183)	(413)	(209)	1,238	--	307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(1,103)	--	(1,103)
Change in accrued expenses related to capital expenditures	--	--	--	--	24	--	24
Proceeds from sale of assets	--	--	--	--	1,020	--	1,020
Purchase of cable system	--	--	--	--	(42)	--	(42)
Proceeds from investments	--	--	--	--	37	--	37
Other, net	--	--	--	--	(1)	--	(1)

Net cash flows from investing activities	--	--	--	--	(65)	--	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	6,322	--	6,322
Borrowings (loans) from related parties	(105)	--	--	(195)	300	--	--
Repayments of long-term debt	--	--	--	(189)	(6,729)	--	(6,918)
Repayments to related parties	--	--	--	--	(20)	--	(20)
Proceeds from issuance of debt	--	--	--	440	--	--	440
Payments for debt issuance costs	(2)	--	(5)	(14)	(18)	--	(39)
Net contributions (distributions)	233	182	413	172	(1,003)	--	(3)

Net cash flows from financing activities	126	182	408	214	(1,148)	--	(218)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(1)	(5)	5	25	--	24
CASH AND CASH EQUIVALENTS, beginning of period	--	3	8	--	3	--	14

CASH AND CASH EQUIVALENTS, end of period	$--	$2	$3	$5	$28	$--	$38

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2005

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(838)	$(647)	$(567)	$(425)	$(258)	$1,897	$(838)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,499	--	1,499
Asset impairment charges	--	--	--	--	39	--	39
Noncash interest expense	179	49	(2)	2	29	--	257
(Gain) loss on extinguishment of debt	(521)	8	12	--	--	--	(501)
Equity in losses of subsidiaries	647	567	425	258	--	(1,897)	--
Other, net	--	--	32	--	(63)	--	(31)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	10	--	--	--	(41)	--	(31)
Prepaid expenses and other assets	1	--	--	--	(7)	--	(6)
Accounts payable, accrued expenses and other	(110)	25	107	--	(66)	--	(44)
Receivables from and payables to related party, including deferred management fees	(12)	2	3	--	(83)	--	(90)

Net cash flows from operating activities	(644)	4	10	(165)	1,049	--	254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(1,088)	--	(1,088)
Change in accrued expenses related to capital expenditures	--	--	--	--	13	--	13
Proceeds from sale of assets	--	--	--	--	44	--	44
Purchases of investments	--	--	--	--	(1)	--	(1)
Proceeds from investments	--	--	--	--	16		16
Other, net	--	--	--	--	(2)	--	(2)

Net cash flows from investing activities	--	--	--	--	(1,018)	--	(1,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	1,207	--	1,207
Borrowings from related parties	--	--	--	--	140	--	140
Repayments of long-term debt	--	--	--	--	(1,107)	--	(1,107)
Repayments to related parties	--	--	--	--	(147)	--	(147)
Proceeds from issuance of debt	--	--	--	--	294	--	294
Payments for debt issuance costs	--	(8)	(51)	--	(11)	--	(70)
Redemption of preferred interest	--	--	--	--	(25)	--	(25)
Net contributions (distributions)	644	7	49	165	(925)	--	(60)

Net cash flows from financing activities	644	(1)	(2)	165	(574)	--	232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	3	8	--	(543)	--	(532)
CASH AND CASH EQUIVALENTS, beginning of period	--	--	--	--	546	--	546

CASH AND CASH EQUIVALENTS, end of period	$--	$3	$8	$--	$3	$--	$14

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2004

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,399)	$(3,506)	$(3,506)	$(3,506)	$(3,340)	$13,858	$(4,399)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,495	--	1,495
Impairment of franchises	--	--	--	--	2,433	--	2,433
Noncash interest expense	288	--	--	2	25	--	315
Cumulative effect of accounting change, net of tax	--	--	--	--	840	--	840
Equity in losses of subsidiaries	3,506	3,506	3,506	3,340	--	(13,858)	--
Other, net	2	--	--	--	(97)	--	(95)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	1	--	--	--	(4)	--	(3)
Prepaid expenses and other assets	--	--	--	--	(4)	--	(4)
Accounts payable, accrued expenses and other	20	--	--	3	(106)	--	(83)
Receivables from and payables to related party, including deferred management fees	4	--	--	3	(75)	--	(68)

Net cash flows from operating activities	(578)	--	--	(158)	1,167	--	431

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(893)	--	(893)
Change in accrued expenses related to capital expenditures	--	--	--	--	(33)	--	(33)
Proceeds from sale of assets	--	--	--	--	744	--	744
Purchases of investments	--	--	--	--	(6)	--	(6)
Other, net	--	--	--	--	(3)	--	(3)

Net cash flows from investing activities	--	--	--	--	(191)	--	(191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	3,147	--	3,147
Repayments of long-term debt	--	--	--	--	(4,860)	--	(4,860)
Repayments to related parties	--	--	--	--	(8)	--	(8)
Proceeds from issuance of debt	--	--	--	--	2,050	--	2,050
Payments for debt issuance costs	--	--	--	(3)	(105)	--	(108)
Net contributions (distributions)	578	--	--	161	(739)	--	--

Net cash flows from financing activities	578	--	--	158	(515)	--	221

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	--	--	--	461	--	461
CASH AND CASH EQUIVALENTS, beginning of period	--	--	--	--	85	--	85

CASH AND CASH EQUIVALENTS, end of period	$--	$--	$--	$--	$546	$--	$546