Form 10-Q
period 2007-09-30
CHARTER COMMUNICATIONS HOLDINGS LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2007-11-13
CIK 1085476, 1085475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                  (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of November 13, 2007: 100

* Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore filing with the reduced disclosure format.

Charter Communications Holdings, LLC
Charter Communications Holdings Capital Corporation
Quarterly Report on Form 10-Q for the Period ended September 30, 2007

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2007.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  This information incorporates documents previously filed by our parent company, Charter Communications, Inc., with the SEC including its quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed on November 8, 2007.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential" among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our and our parent companies’ ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt;

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

•	competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and DSL providers;
•	difficulties in introducing, growing, and operating our telephone services, such as our ability to adequately meet customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;
•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local and state franchise authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15	$38
Accounts receivable, less allowance for doubtful accounts of
$18 and $16, respectively	220	194
Prepaid expenses and other current assets	26	23
Total current assets	261	255

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $8,563 and $7,602, respectively	5,075	5,181
Franchises, net	9,144	9,223
Total investment in cable properties, net	14,219	14,404

OTHER NONCURRENT ASSETS	279	275

Total assets	$14,759	$14,934

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,290	$1,181
Payables to related party	132	118
Total current liabilities	1,422	1,299

LONG-TERM DEBT	19,279	18,654
LOANS PAYABLE – RELATED PARTY	123	3
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	444	362
MINORITY INTEREST	196	192

MEMBER’S DEFICIT:
Member’s deficit	(6,694)	(5,591)
Accumulated other comprehensive income (loss)	(25)	1

Total member’s deficit	(6,719)	(5,590)

Total liabilities and member’s deficit	$14,759	$14,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$1,525	$1,388	$4,449	$4,091

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	679	615	1,957	1,830
Selling, general and administrative	341	309	961	860
Depreciation and amortization	334	334	999	1,024
Asset impairment charges	56	60	56	159
Other operating expenses, net	8	4	13	14

	1,418	1,322	3,986	3,887

Operating income from continuing operations	107	66	463	204

OTHER INCOME AND (EXPENSES):
Interest expense, net	(451)	(449)	(1,357)	(1,356)
Other income (expense), net	(21)	111	(55)	101

	(472)	(338)	(1,412)	(1,255)

Loss from continuing operations before income taxes	(365)	(272)	(949)	(1,051)

INCOME TAX EXPENSE	(21)	(1)	(22)	(5)

Loss from continuing operations	(386)	(273)	(971)	(1,056)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	200	--	238

Net loss	$(386)	$(73)	$(971)	$(818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(971)	$(818)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	999	1,032
Asset impairment charges	56	159
Noncash interest expense	17	89
Deferred income taxes	16	--
(Gain) loss on sale of assets	5	(198)
(Gain) loss on extinguishment of debt	23	(81)
Other, net	38	(10)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(31)	44
Prepaid expenses and other assets	(4)	(11)
Accounts payable, accrued expenses and other	160	119
Receivables from and payables to related party, including deferred management fees	--	19

Net cash flows from operating activities	308	344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(890)	(795)
Change in accrued expenses related to capital expenditures	(51)	4
Proceeds from sales of assets, including cable systems	37	988
Other, net	(31)	(1)

Net cash flows from investing activities	(935)	196

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,472	5,970
Repayments of long-term debt	(6,841)	(6,826)
Repayments to related parties	--	(20)
Proceeds from issuance of debt	--	440
Payments for debt issuance costs	(33)	(40)
Contributions	1	--
Distributions	--	(3)
Other, net	5	--

Net cash flows from financing activities	604	(479)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23)	61
CASH AND CASH EQUIVALENTS, beginning of period	38	14

CASH AND CASH EQUIVALENTS, end of period	$15	$75

CASH PAID FOR INTEREST	$1,216	$1,088

NONCASH TRANSACTIONS:
Distribution of intercompany note to Charter Communications Operating, LLC	$119	$--
Issuance of debt by CCH I, LLC	$--	$419
Issuance of debt by CCH II, LLC	$--	$410
Issuance of debt by Charter Communications Operating, LLC	$--	$37
Retirement of Charter Communications Holdings, LLC debt	$--	$(796)
Retirement of Renaissance Media Group LLC debt	$--	$(37)
Distribution of Charter Communication Inc. convertible senior notes and accrued interest	$--	$(343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.    Organization and Basis or Presentation

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at September 30, 2007 are the equity interests in its operating subsidiaries.  Charter Holdings is a subsidiary of CCHC, LLC (“CCHC”), which is a subsidiary of Charter Communications Holdings Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. (“Charter”).  The condensed consolidated financial statements include the accounts of Charter Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  As part of the September 2006 exchange of Charter Holdings’ notes for CCH I, LLC (“CCH I”) notes, CCHC contributed its 70% interest in the Class A preferred equity interests of CC VIII, LLC (“CC VIII”) to CCH I.  The contribution of the CC VIII interest was accounted for as a transaction among entities under common control, and accordingly financial statements of Charter Holdings reflect the contribution as if it had occurred on the date CCHC obtained the CC VIII interest.  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

2.           Liquidity and Capital Resources

The Company incurred net losses of $386 million and $73 million for the three months ended September 30, 2007 and 2006, respectively, and $971 million and $818 million for the nine months ended September 30, 2007 and 2006, respectively.  The Company’s net cash flows from operating activities were $308 million and $344 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company has a significant amount of debt.  The Company's long-term financing as of September 30, 2007 totaled $19.3 billion, consisting of $7.0 billion of credit facility debt and $12.3 billion accreted value of high-yield notes.  For the remainder of 2007, none of the Company’s debt matures.  As of September 30, 2007, the Company’s 2008 and 2009 debt maturities totaled $65 million and $253 million, respectively.  In 2010 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from Charter Holdco, sales of assets, issuances of debt securities, and cash on

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

hand.  However, the mix of funding sources changes from period to period.  For the nine months ended September 30, 2007, the Company generated $308 million of net cash flows from operating activities, after paying cash interest of $1.2 billion.  In addition, the Company used $890 million for purchases of property, plant and equipment.  Finally, the Company generated net cash flows from financing activities of $604 million, as a result of refinancing transactions completed during the period.

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

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities.  The Charter Operating credit facilities, along with the Company’s indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require the Company to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors.  As of September 30, 2007, the Company was in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months.  As of September 30, 2007, the Company’s potential availability under Charter Operating’s revolving credit facility totaled approximately $1.3 billion, none of which was limited by covenant restrictions.  Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s leverage ratio.  If any event of non-compliance were to occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur.  An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company’s business and have a material adverse effect on the Company’s business and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  In October 2007, Charter Holdco completed an exchange offer, in which $364 million of Charter’s 5.875% convertible senior notes due November 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding, net of $814 million of the 5.875% convertible senior notes now held by Charter Holdco.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2007, Charter Holdco was owed $123 million in intercompany loans from Charter Operating and had $44 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $25 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s 5.875% convertible senior notes scheduled in November 2007.  As long as Charter Holdco continues to hold the $814 million of Charter’s 5.875% convertible senior notes, Charter Holdco will

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

receive interest payments from the government securities pledged for Charter’s 5.875% convertible senior notes.  The remaining amount of interest payments expected to be received by Charter Holdco in November 2007 is approximately $24 million, which may be available to pay semiannual interest on the outstanding principal amount of $49 million of Charter’s 5.875% convertible senior notes and $479 million of Charter’s 6.50% convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, and Charter Holdings) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I notes, CCH II, LLC (“CCH II”) notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facilities, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2007, there was no default under any of these indentures or credit facilities.  However, certain of the Company’s subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2007 financial results.  As a result, distributions from certain of the Company’s subsidiaries to their parent companies will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facilities.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended September 30, 2007, there was no default under Charter Holdings’ indentures and the other specified tests were met.  However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on September 30, 2007 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In March 2007, Charter Operating entered into an Amended and Restated Credit Agreement (the “Charter Operating Credit Agreement”) which provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (which was refinanced with new term loans in April 2007), and a $1.5 billion new term loan facility, which was funded in March and April 2007.  In March 2007, CCO Holdings entered into a credit agreement which consisted of a $350 million term loan facility funded in March and April 2007.  In April 2007, Charter Holdings completed a cash tender offer and purchased $97 million of its outstanding notes.  In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010.  These redemptions closed in April 2007.  See Note 6.

3.      Sales of Assets

In 2006, the Company sold certain cable television systems serving approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”);  2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million.  The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

facilities.  These cable systems met the criteria for assets held for sale.  As such, the assets were written down to fair value less estimated costs to sell, resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction.  The Company determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the three and nine months ended September 30, 2006, including a gain of $200 million on the sale of cable systems.

Summarized consolidated financial information for the three and nine months ended September 30, 2006 for the West Virginia and Virginia cable systems is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Revenues	$--	$109
Net income	$200	$238

Also, during the three months ended September 30, 2007 and 2006, the Company recorded asset impairment charges of $56 million and $60 million, respectively, related to other cable systems meeting the criteria of assets held for sale during the respective periods.

4.     Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances.  The October 1, 2007 annual impairment test will be finalized in the fourth quarter of 2007 and any impairment resulting from such test will be recorded in the fourth quarter.  Franchises are aggregated into essentially inseparable asset groups to conduct the valuations.  The asset groups generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

As of September 30, 2007 and December 31, 2006, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,131	$--	$9,131	$9,207	$--	$9,207
Goodwill	79	--	79	61	--	61

	$9,210	$--	$9,210	$9,268	$--	$9,268
Finite-lived intangible assets:
Franchises with finite lives	$23	$10	$13	$23	$7	$16

For the nine months ended September 30, 2007, the net carrying amount of indefinite-lived franchises was reduced by $20 million, related to cable asset sales completed in the first nine months of 2007, and $56 million as a result of asset impairment charges recorded related to other cable asset sales.  Franchise amortization expense represents the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  Franchise amortization expense for the three and nine months ended September 30, 2007 was approximately $1 million and $3 million, respectively, and for the three and nine months ended September 30, 2006 was approximately $0 and $1 million, respectively.  The Company expects that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the nine months ended September 30, 2007, goodwill increased $18 million as a result of the Company’s purchase of certain cable systems in June and August of 2007.  The amount recorded to goodwill is based on a preliminary allocation of purchase price and is subject to change based on finalization of the fair value allocations.

5.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Accounts payable - trade	$112	$81
Accrued capital expenditures	46	97
Accrued expenses:
Interest	519	395
Programming costs	277	268
Franchise-related fees	56	68
Compensation	72	74
Other	208	198

	$1,290	$1,181

6.     Long-Term Debt

Long-term debt consists of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications Holdings, LLC:
8.250% senior notes due April 1, 2007	$--	$--	$105	$105
8.625% senior notes due April 1, 2009	--	--	187	187
10.000% senior notes due April 1, 2009	88	88	105	105
10.750% senior notes due October 1, 2009	63	63	71	71
9.625% senior notes due November 15, 2009	37	37	52	52
10.250% senior notes due January 15, 2010	18	18	32	32
11.750% senior discount notes due January 15, 2010	16	16	21	21
11.125% senior notes due January 15, 2011	47	47	52	52
13.500% senior discount notes due January 15, 2011	60	60	62	62
9.920% senior discount notes due April 1, 2011	51	51	63	63
10.000% senior notes due May 15, 2011	69	69	71	71
11.750% senior discount notes due May 15, 2011	54	54	55	55

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

12.125% senior discount notes due January 15, 2012	75	75	91	91
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	216
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,084	3,987	4,092
CCH II, LLC:
10.250% senior notes due September 15, 2010	2,198	2,192	2,198	2,190
10.250% senior notes due October 1, 2013	250	261	250	262
CCO Holdings, LLC:
Senior floating notes due December 15, 2010	--	--	550	550
8 3/4% senior notes due November 15, 2013	800	795	800	795
Credit facility	350	350	--	--
Charter Communications Operating, LLC:
8.000% senior second lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due April 30, 2014	770	770	770	770
Credit facilities	6,615	6,615	5,395	5,395
	$19,182	$19,279	$18,551	$18,654

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, certain of the CCH I notes and CCH II notes issued in exchange for Charter Holdings notes and Charter convertible senior notes in 2006 and 2005 are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due).  As of September 30, 2007, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is approximately $19.2 billion.

In March 2007, Charter Operating entered into the Charter Operating Credit Agreement which provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (the “Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”), which was funded in March and April 2007.  Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin.  The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR.  The revolving line of credit commitments terminate in March 2013.  The Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum commencing on March 31, 2008 with the remaining principal amount of the New Term Loan due in March 2014.  The Charter Operating Credit Agreement also modified the quarterly consolidated leverage ratio to be less restrictive.

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings Credit Agreement”) which consisted of a $350 million term loan facility (the “Term Facility”).  The Term Facility matures in September 2014 (the “Maturity Date”).  Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans is 2.50% above LIBOR.  The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

As part of the refinancing, the existing $350 million revolving/term credit facility was terminated.  The refinancing resulted in a loss on extinguishment of debt of approximately $13 million for the nine months ended September 30, 2007, included in other income (expense), net on the Company’s condensed consolidated statements of operations.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

In April 2007, Charter Holdings completed a tender offer, in which $97 million of Charter Holdings’ notes were accepted in exchange for $100 million of total consideration, including premiums and accrued interest.  In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010.  These redemptions closed in April 2007.  The redemptions and tender resulted in a loss on extinguishment of debt of approximately $22 million for the nine months ended September 30, 2007, included in other income (expense), net on the Company’s condensed consolidated statements of operations.

On April 1, 2007, $105 million of Charter Holdings 8.25% notes matured and were paid off with proceeds from the CCO Holdings Credit Agreement.

7.           Loans Payable-Related Party

On August 1, 2007, Charter Holdings distributed to CCHC an intercompany note issued by Charter Operating with an outstanding balance, including accrued interest, of $119 million. As a result, loans payable-related party increased to $123 million as of September 30, 2007 from $3 million as of December 31, 2006.  These loans bear interest at a rate of LIBOR plus 3.0% reset quarterly.  These loans are subject to certain limitations and may be repaid with borrowings under the Company’s revolving credit facility.

8.           Minority Interest

Minority interest on the Company’s condensed consolidated balance sheets at September 30, 2007 and December 31, 2006 represents preferred membership interests in CC VIII, an indirect subsidiary of Charter Holdings, of $196 million and $192 million, respectively.  This preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder.  Approximately 5.6% of CC VIII’s income is allocated to minority interest.

9.    Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive income (loss).  Comprehensive loss was $459 million and $74 million for the three months ended September 30, 2007 and 2006, respectively, and $997 million and $819 million for the nine months ended September 30, 2007 and 2006, respectively.

10.    Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate derivative instruments, including but not limited to interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company has agreed to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for trading purposes.  The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three months ended September 30, 2007 and 2006, other income (expense), net includes $0, and for the nine months ended September 30,

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2007 and 2006, other income (expense), net includes $0 and gains of $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive income (loss).  For the three months ended September 30, 2007 and 2006, losses of $73 million and $1 million, respectively, and for the nine months ended September 30, 2007 and 2006, losses of $25 million and $1 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expense) in the Company’s condensed consolidated statements of operations.  For the three months ended September 30, 2007 and 2006, other income (expense), net, includes losses of $21 million and $3 million, respectively, and for the nine months ended September 30, 2007 and 2006, other income (expense), net includes losses of $16 million and gains of $6 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of September 30, 2007 and December 31, 2006, the Company had outstanding $4.3 billion and $1.7 billion, respectively, in notional amounts of interest rate swaps.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

11.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Loss on sale of assets, net	$2	$2	$5	$2
Special charges, net	6	2	8	12

	$8	$4	$13	$14

Special charges, net for the three and nine months ended September 30, 2007 and 2006, primarily represent severance associated with the closing of call centers and divisional restructuring.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

12.    Other Income (Expense), Net

Other income (expense), net consists of the following for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Gain (loss) on derivative instruments and hedging activities, net	$(21)	$(3)	$(16)	$8
Gain (loss) on extinguishment of debt	--	108	(35)	81
Minority interest	(1)	(2)	(4)	(3)
Gain on investments	2	8	1	12
Other, net	(1)	--	(1)	3

	$(21)	$111	$(55)	$101

The Charter Operating refinancing in April 2006 resulted in a loss on extinguishment of debt for the nine months ended September 30, 2006 of approximately $27 million.  The exchange in September 2006 of Charter Holdings notes for CCH I and CCH II notes resulted in a gain on extinguishment of debt for the three and nine months ended September 30, 2006 of approximately $108 million.

13.    Income Taxes

Charter Holdings is a single member limited liability company not subject to income tax.  Charter Holdings holds all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are generally limited liability companies that are also not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the subsidiaries that are corporations are subject to federal and state income tax.

As of September 30, 2007 and December 31, 2006, the Company had net deferred income tax liabilities of approximately $230 million and $200 million, respectively.  The deferred tax liabilities relate to certain of the Company’s indirect subsidiaries that file separate income tax returns.  During the nine months ended September 30, 2007, the Company recorded an additional $32 million of deferred tax liabilities previously recorded at the Company’s indirect parent company.

Income tax expense is recognized through current federal and state income tax expense, as well as, increases to the related deferred tax liabilities of certain of the Company’s indirect subsidiaries.  During the three and nine months ended September 30, 2007, the Company recorded $21 million and $22 million of income tax expense, respectively.  During the three and nine months ended September 30, 2006, the Company recorded $1 million and $5 million of income tax expense, respectively.  Income tax expense for the three and nine months ended September 30, 2007 includes $18 million of income tax expense previously recorded at the Company’s indirect parent company.  This adjustment should have been recorded by the Company in prior periods.

Charter Holdco, the Company’s indirect parent company, is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 through 2005.  In addition, Charter is under examination by the Internal Revenue Service for the tax year ended December 31, 2004.  Management does not expect the results of these examinations to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

14.    Contingencies

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

The Company and its parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting its business.  The ultimate outcome of these other legal matters pending against the Company or its parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

15.           Stock Compensation Plans

Charter has stock option plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or restricted stock (not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  The Plans allow for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  During the three and nine months ended September 30, 2007, Charter granted 0.1 million and 4.0 million stock options, respectively, and 2.6 million and 9.5 million performance units, respectively, under Charter’s Long-Term Incentive Program.  During the three and nine months ended September 30, 2007, Charter issued 2.5 million and 2.8 million shares of restricted Class A common stock.  The Company recorded $5 million and $3 million of stock compensation expense for the three months ended September 30, 2007 and 2006, respectively, and $15 million and $10 million for the nine months ended September 30, 2007 and 2006, which is included in selling, general, and administrative expense.

16.    Consolidating Schedules

The CCH II notes and CCH I notes issued as part of the September 2006 exchange offer, and the CIH notes and CCH I notes issued as part of the September 2005 exchange offer, are obligations of CIH, CCH I and CCH II, however, they are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter Holdings.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Condensed consolidating financial statements as of September 30, 2007 and December 31, 2006 and for the nine months ended September 30, 2007 and 2006 follow.

Charter Holdings
Condensed Consolidating Balance Sheet
As of September 30, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$2	$4	$5	$4	$--	$15
Accounts receivable, net	--	--	--	--	220	--	220
Receivables from related party	20	--	--	7	--	(27)	--
Prepaid expenses and other current assets	--	--	--	--	26	--	26
Total current assets	20	2	4	12	250	(27)	261

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,075	--	5,075
Franchises, net	--	--	--	--	9,144	--	9,144
Total investment in cable properties, net	--	--	--	--	14,219	--	14,219

INVESTMENT IN SUBSIDIARIES	--	--	271	2,505	--	(2,776)	--

OTHER NONCURRENT ASSETS	3	19	44	20	193	--	279

Total assets	$23	$21	$319	$2,537	$14,662	$(2,803)	$14,759

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23	$95	$220	$22	$930	$--	$1,290
Payables to related party	--	2	5	--	152	(27)	132
Total current liabilities	23	97	225	22	1,082	(27)	1,422

LONG-TERM DEBT	578	2,534	4,084	2,453	9,630	--	19,279
LOANS PAYABLE (RECEIVABLE) – RELATED PARTY	--	--	--	(209)	332	--	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	444	--	444
MINORITY INTEREST	--	--	(459)	--	655	--	196
LOSSES IN EXCESS OF INVESTMENT	6,141	3,531	--	--	--	(9,672)	--
MEMBER’S EQUITY (DEFICIT)	(6,719)	(6,141)	(3,531)	271	2,505	6,896	(6,719)

Total liabilities and member’s equity (deficit)	$23	$21	$319	$2,537	$14,662	$(2,803)	$14,759

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of December 31, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$3	$3	$4	$28	$--	$38
Accounts receivable, net	--	--	--	--	194	--	194
Receivables from related party	28	--	--	8	--	(36)	--
Prepaid expenses and other current assets	--	--	--	--	23	--	23
Total current assets	28	3	3	12	245	(36)	255

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,181	--	5,181
Franchises, net	--	--	--	--	9,223	--	9,223
Total investment in cable properties, net	--	--	--	--	14,404	--	14,404

INVESTMENT IN SUBSIDIARIES	--	--	1,553	3,847	--	(5,400)	--

OTHER NONCURRENT ASSETS	6	20	48	25	176	--	275

Total assets	$34	$23	$1,604	$3,884	$14,825	$(5,436)	$14,934

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25	$71	$110	$74	$901	$--	$1,181
Payables to related party	--	3	4	--	147	(36)	118
Total current liabilities	25	74	114	74	1,048	(36)	1,299

LONG-TERM DEBT	967	2,533	4,092	2,452	8,610	--	18,654
LOANS PAYABLE (RECEIVABLE) – RELATED PARTY	(105)	--	--	(195)	303	--	3
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	362	--	362
MINORITY INTEREST	--	--	(449)	--	641	--	192
LOSSES IN EXCESS OF INVESTMENT	4,737	2,153	--	--	--	(6,890)	--
MEMBER’S EQUITY (DEFICIT)	(5,590)	(4,737)	(2,153)	1,553	3,847	1,490	(5,590)

Total liabilities and member’s equity (deficit)	$34	$23	$1,604	$3,884	$14,825	$(5,436)	$14,934

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$4,449	$--	$4,449

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,957	--	1,957
Selling, general and administrative	--	--	--	--	961	--	961
Depreciation and amortization	--	--	--	--	999	--	999
Asset impairment charges	--	--	--	--	56	--	56
Other operating expenses, net	--	--	--	--	13	--	13

	--	--	--	--	3,986	--	3,986

Operating income from continuing operations	--	--	--	--	463	--	463

OTHER INCOME AND (EXPENSES):
Interest expense, net	(52)	(222)	(324)	(180)	(579)	--	(1,357)
Other income (expense), net	(3)	--	10	--	(62)	--	(55)
Equity in losses of subsidiaries	(916)	(694)	(380)	(200)	--	2,190	--

	(971)	(916)	(694)	(380)	(641)	2,190	(1,412)

Loss from continuing operations before income taxes	(971)	(916)	(694)	(380)	(178)	2,190	(949)

INCOME TAX EXPENSE	--	--	--	--	(22)	--	(22)

Net loss	$(971)	$(916)	$(694)	$(380)	$(200)	$2,190	$(971)

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(971)	$(916)	$(694)	$(380)	$(200)	$2,190	$(971)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	999	--	999
Asset impairment charges	--	--	--	--	56	--	56
Noncash interest expense	1	2	(3)	4	13	--	17
Deferred income taxes	--	--	--	--	16		16
Equity in losses of subsidiaries	916	694	380	200	--	(2,190)	--
Other, net	2	--	(10)	--	74	--	66
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	(31)	--	(31)
Prepaid expenses and other assets	--	--	--	--	(4)	--	(4)
Accounts payable, accrued expenses and other	(2)	25	109	(51)	79	--	160
Receivables from and payables to related party, including deferred management fees	(7)	--	--	(12)	19	--	--

Net cash flows from operating activities	(61)	(195)	(218)	(239)	1,021	--	308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(890)	--	(890)
Change in accrued expenses related to capital expenditures	--	--	--	--	(51)	--	(51)
Proceeds from sale of assets, including cable systems	--	--	--	--	37	--	37
Other, net	--	--	--	--	(31)	--	(31)

Net cash flows from investing activities	--	--	--	--	(935)	--	(935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	7,472	--	7,472
Repayments of long-term debt	(389)	--	--	--	(6,452)	--	(6,841)
Payments for debt issuance costs	--	--	--	--	(33)	--	(33)
Net contributions (distributions)	450	194	219	240	(1,102)		1
Other, net	--	--	--	--	5	--	5

Net cash flows from financing activities	61	194	219	240	(110)	--	604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(1)	1	1	(24)	--	(23)
CASH AND CASH EQUIVALENTS, beginning of period	--	3	3	4	28	--	38

CASH AND CASH EQUIVALENTS, end of period	$--	$2	$4	$5	$4	$--	$15

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(818)	$(797)	$(580)	$(304)	$(155)	$1,836	$(818)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,032	--	1,032
Asset impairment charges	--	--	--	--	159	--	159
Noncash interest expense	17	56	(6)	4	18	--	89
Gain on sale of assets	--	--	--	--	(198)	--	(198)
Gain on extinguishment of debt	(108)	--	--	--	27	--	(81)
Equity in losses of subsidiaries	797	580	304	155	--	(1,836)	--
Other, net	--	--	(10)	--	--	--	(10)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	44	--	44
Prepaid expenses and other assets	--	--	--	--	(11)	--	(11)
Accounts payable, accrued expenses and other	18	66	74	(53)	14	--	119
Receivables from and payables to related party, including deferred management fees	2	--	--	(13)	30	--	19

Net cash flows from operating activities	(92)	(95)	(218)	(211)	960	--	344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(795)	--	(795)
Change in accrued expenses related to capital expenditures	--	--	--	--	4	--	4
Proceeds from sale of assets	--	--	--	--	988	--	988
Other, net	--	--	--	--	(1)	--	(1)

Net cash flows from investing activities	--	--	--	--	196	--	196

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	5,970	--	5,970
Borrowings from related parties	(105)	--	--	(195)	300	--	--
Repayments of long-term debt	--	--	--	(188)	(6,638)	--	(6,826)
Repayments to related parties	--	--	--	--	(20)	--	(20)
Proceeds from issuance of debt	--	--	--	440	--	--	440
Payments for debt issuance costs	(2)	--	(5)	(14)	(19)	--	(40)
Net contributions (distributions)	199	94	218	173	(687)	--	(3)

Net cash flows from financing activities	92	94	213	216	(1,094)	--	(479)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(1)	(5)	5	62	--	61
CASH AND CASH EQUIVALENTS, beginning of period	--	3	8	--	3	--	14

CASH AND CASH EQUIVALENTS, end of period	$--	$2	$3	$5	$65	$--	$75

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at September 30, 2007 are the equity interests in its operating subsidiaries.  Charter Holdings is a subsidiary of CCHC, LLC (“CCHC”), which is a subsidiary of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. (“Charter”). "We," "us" and "our" refer to Charter Holdings and/or its subsidiaries.

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

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of September 30, 2007 and 2006:

	Approximate as of
	September 30,	September 30,
	2007 (a)	2006 (a)

Video Cable Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,073,900	5,216,900
Multi-dwelling (bulk) and commercial unit customers (c)	273,900	259,700
Total analog video customers (b)(c)	5,347,800	5,476,600

Digital Video:
Digital video customers (d)	2,882,900	2,767,900

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,639,200	2,343,200
Telephone customers (f)	802,600	339,600

After giving effect to sales of cable systems in January 2007 and May 2007, and the acquisition of cable systems in August 2007, analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,442,300, 2,753,700, 2,342,900, and 339,600, respectively, as of September 30, 2006.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At September 30, 2007 and 2006, "customers" include approximately 33,800 and 43,500 persons whose accounts were over 60 days past due in payment, approximately 5,700 and 8,400 persons whose accounts were over 90 days past due in payment, and approximately 2,100 and 5,100 of which were over 120 days past due in payment, respectively.

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

(d)	"Digital video customers" include all households that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	"Telephone customers" include all customers receiving telephone service.

Overview

For the three months ended September 30, 2007 and 2006, our operating income from continuing operations was $107 million and $66 million, respectively, and for the nine months ended September 30, 2007 and 2006, our operating income from continuing operations was $463 million and $204 million, respectively.  We had operating margins of 7% and 5% for the three months ended September 30, 2007 and 2006, respectively, and 10% and 5% for the nine months ended September 30, 2007 and 2006, respectively.  The increase in operating income from continuing operations and operating margins for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was principally due to revenues increasing at a faster rate than expenses, reflecting increased operational efficiencies, improved geographic footprint, and benefits from improved third-party contracts, coupled with a decrease of $103 million in asset impairment charges during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

We have a history of net losses.  Further, we expect to continue to report net losses for the foreseeable future.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high amounts of debt, and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.  We expect that these expenses will remain significant.

Sale of Assets

In 2006, we sold certain cable television systems serving approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”);  2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million.  We used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of our credit facilities.  These cable systems met the criteria for assets held for sale.  As such, the assets were written down to fair value less estimated costs to sell, resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction.  We determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the three and nine months ended September 30, 2006, including a gain of $200 million on the sale of cable systems.

Also, during the three months ended September 30, 2007 and 2006, we recorded asset impairment charges of $56 million and $60 million, respectively, related to other cable systems meeting the criteria of assets held for sale during the respective periods.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Nine Months Ended September 30,
	2007		2006

REVENUES	$4,449	100%	$4,091	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	1,957	44%	1,830	45%
Selling, general and administrative	961	22%	860	21%
Depreciation and amortization	999	23%	1,024	25%
Asset impairment charges	56	1%	159	4%
Other operating expenses, net	13	--	14	--

	3,986	90%	3,887	95%

Operating income from continuing operations	463	10%	204	5%

OTHER INCOME AND (EXPENSES):
Interest expense, net	(1,357)		(1,356)
Other income (expense), net	(55)		101

	(1,412)		(1,255)

Loss from continuing operations before income taxes	(949)		(1,051)

INCOME TAX EXPENSE	(22)		(5)

Loss from continuing operations	(971)		(1,056)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--		238

Net loss	$(971)		$(818)

Revenues.  Average monthly revenue per analog video customer increased to $92 for the nine months ended September 30, 2007 from $81 for the nine months ended September 30, 2006, primarily as a result of increases in customers purchasing combinations of digital, high-speed Internet, and telephone services, incremental revenues from OnDemand, DVR, high-definition television services, and rate adjustments.  Average monthly revenue per analog video customer represents total quarterly revenue, divided by the number of respective months, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,
	2007		2006		2007 over 2006
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,542	57%	$2,520	62%	$22	1%
High-speed Internet	926	21%	773	19%	153	20%
Telephone	236	5%	86	2%	150	174%
Advertising sales	216	5%	228	6%	(12)	(5%)
Commercial	251	6%	227	5%	24	11%
Other	278	6%	257	6%	21	8%

	$4,449	100%	$4,091	100%	$358	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers.  Analog video customers decreased by 128,800 customers from September 30, 2006, 34,300 of which was related to asset sales, net of acquisitions, compared to September 30, 2007.  Digital video customers increased by 115,000, offset by a loss of 14,200 customers related to asset sales, net of acquisitions.  The increase in video revenues is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Rate adjustments and incremental video services	$59
Increase in digital video customers	45
Decrease in analog video customers	(27)
System sales, net of acquisitions	(55)

$22

High-speed Internet customers grew by 296,000 customers, offset by a loss of 300 customers related to asset sales, net of acquisitions, from September 30, 2006 to September 30, 2007.  The increase in high-speed Internet revenues from our non-commercial customers is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Increase in high-speed Internet customers	$114
Rate adjustments and service upgrades	49
System sales, net of acquisitions	(10)

$153

Revenues from telephone services increased primarily as a result of an increase of 463,000 telephone customers from September 30, 2006 to September 30, 2007.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues decreased primarily as a result of a decrease in national advertising sales, including political advertising, and as a result of decreases in advertising sales revenues from programmers.  For the nine months ended September 30, 2007 and 2006, we received $9 million and $13 million, in advertising sales revenues from programmers, respectively.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of an increase in commercial video and high-speed Internet revenues, offset by a decrease of $7 million related to asset sales, net of acquisitions, for the nine months ended September 30, 2007.

Other revenues consist of franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the nine months ended September 30, 2007 and 2006, franchise fees represented approximately 47% and 52%, respectively, of total other revenues.  The increase in other revenues was primarily the result of increases in Universal Service Fund revenues, wire maintenance fees, and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Programming costs	$77
Labor costs	30
Costs of providing telephone services	30
Maintenance costs	14
Universal Service Fund fees	11
Other, net	9
System sales	(44)

$127

Programming costs were approximately $1.2 billion and $1.1 billion, representing 60% and 62% of total operating expenses for the nine months ended September 30, 2007 and 2006, respectively.  Programming costs consist primarily of costs paid to programmers for analog, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of contractual rate increases and a decrease in favorable programming contract settlements of $3 million in the nine months ended September 30, 2007.  Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $16 million and $17 million for the nine months ended September 30, 2007 and 2006, respectively.  System sales, net of acquisitions, include decreases in expense of approximately $26 million for the nine months ended September 30, 2007 related to programming.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, and additional programming, including high-definition and OnDemand programming, being provided to our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Customer care costs	$51
Marketing costs	40
Employee costs	21
Other, net	2
System sales, net of acquisitions	(13)

$101

Depreciation and amortization. Depreciation and amortization expense decreased by $25 million for the nine months ended September 30, 2007 compared to September 30, 2006,and was primarily the result of systems sales and certain assets becoming fully depreciated offset by depreciation on capital expenditures.

Asset impairment charges.  Asset impairment charges for the nine months ended September 30, 2007 and 2006 represent the write-down of assets related to cable asset sales to fair value less costs to sell.  See Note 3 to the condensed consolidated financial statements.

Other operating expenses, net.  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the decrease in other operating expenses, net is attributable to a $4 million decrease in special charges, offset by a $3 million increase in losses on sales of assets.  For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, net interest expense increased by $1 million, which was a result of an increase in our average debt outstanding from $18.7 billion for the nine months ended September 30, 2006 to $18.8 billion for the nine months ended September 30, 2007, respectively, offset by a decrease in our average borrowing rate from 9.6% for the nine months ended September 30, 2006 to 9.2% for the nine months ended September 30, 2007, respectively.

Other income (expense), net.  The decrease in other income is attributable to the following (dollars in millions):

2007 compared to 2006

Increase in loss on derivative instruments and hedging activities, net	$(24)
Decrease in gain on extinguishment of debt	(116)
Increase in minority interest	(1)
Decrease in gain on investments	(11)
Other, net	(4)

$(156)

For more information, see Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect subsidiaries.  Income tax expense for the nine months ended September 30, 2007 includes $18 million of income tax expense previously recorded at the Company’s indirect parent company.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax, decreased in the nine months ended September 30, 2007 compared to the corresponding prior year period, due to the sale of the West Virginia and Virginia systems in July 2006.  For more information, see Note 3 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss increased by $153 million, or 19%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as a result of the factors described above. The impact to net loss in the nine months ended September 30, 2007 of asset impairment charges and gains (losses) on extinguishment of debt, was to increase net loss by $91 million.  The impact to net loss in the nine months ended September 30, 2006 of the asset impairment charges, gain on sale of assets, and gains (losses) on extinguishment of debt was to decrease net loss by $122 million.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

We have significant amounts of debt.  Our long-term financing as of September 30, 2007 totaled $19.3 billion, consisting of $7.0 billion of credit facility debt and $12.3 billion accreted value of high-yield notes.  For the remainder of 2007, none of our debt matures.  As of September 30, 2007, our 2008 and 2009 debt maturities totaled $65 million and $253 million, respectively.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from Charter Holdco, sales of assets, issuances of debt securities and cash on hand.  However, the mix of funding sources changes from period to period.  For the nine months ended September 30, 2007, we generated $308 million of net cash flows from operating activities after paying cash interest of $1.2 billion.  In addition, we used $890 million for purchases of property, plant and equipment.  Finally, we had net cash flows provided by financing activities of $604 million, as a result of refinancing transactions completed during the period.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our and our parent companies’ access to the debt and equity markets, the timing of possible asset sales and based on our ability to generate cash flows from operating activities.  We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently believe future asset sales to be a significant source of liquidity.

We expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2008.  We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009, and will not be sufficient to fund such needs in 2010 and beyond.  We have been advised that Charter continues to work with its financial advisors concerning its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors.  As of September 30, 2007, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months.  As of September 30, 2007, our potential availability under Charter Operating’s revolving credit facility totaled approximately $1.3 billion, none of which was limited by covenant restrictions.  Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our leverage ratio.  If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  In October 2007, Charter Holdco completed an exchange offer, in which $364 million of Charter’s 5.875% convertible senior notes due November 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding, net of $814 million of the 5.875% convertible senior notes now held by Charter Holdco.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2007, Charter Holdco was owed $123 million in intercompany loans from Charter Operating and had $44 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $25 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s 5.875% convertible senior notes scheduled in 2007.  As long as Charter Holdco continues to hold the $814 million of Charter’s 5.875% convertible senior notes, Charter Holdco will receive interest payments from the government securities pledged for Charter’s 5.875% convertible senior notes.  The remaining amount of interest payments expected to be received by Charter Holdco in November 2007 is approximately $24 million, which may be available to pay semiannual interest on the outstanding principal amount of $49 million of Charter’s 5.875% convertible senior notes and $479 million of Charter’s 6.50% convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, and Charter Holdings) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II, LLC (“CCH II”) notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facilities, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2007, there was no default under any of these indentures or credit facilities.  However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2007 financial results.  As a result, distributions from certain of our subsidiaries to their parent companies will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings Credit facilities.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended September 30, 2007, there was no default under Charter Holdings’ indentures, the other specified tests were met.  However, Charter Holdings did not meet its leverage ratio test of 8.75 to 1.0 based on September 30, 2007 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law.  See “Risk Factors — Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various parent companies who are debt issuers.”

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

The Charter Operating Credit Agreement provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (which was refinanced with new term loans in April 2007) (“Replacement Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”) which was funded in March and April 2007.  Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin.  The applicable margin for LIBOR loans under the Replacement Existing Term Loan, the New Term Loan, and revolving loans is 2.00% above LIBOR.  The revolving line of credit commitments terminate on March 6, 2013.  The Replacement Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum and amortization commences on March 31, 2008.  The remaining principal amount of the Replacement Existing Term Loan and the New Term Loan will be due on March 6, 2014.  The Charter Operating Credit Agreement contains financial covenants requiring Charter Operating to maintain a quarterly consolidated leverage ratio not to exceed 5 to 1 and a first lien leverage ratio not to exceed 4 to 1.

On March 6, 2007, CCO Holdings entered into a credit agreement among CCO Holdings, the several lenders from time to time that are parties thereto, Bank of America, N.A., as administrative agent, and certain other agents (the “CCO Holdings Credit Agreement”).  The CCO Holdings Credit Agreement consists of a $350 million term loan facility (the “Term Facility”).  The term loan matures on September 6, 2014 (the “Maturity Date”).  Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans is 2.50% above LIBOR.  The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

We used a portion of the additional proceeds from the Charter Operating Credit Agreement and CCO Holdings Credit Agreement to redeem $550 million of CCO Holdings’ outstanding floating rate notes due 2010, to redeem approximately $187 million of Charter Holdings’ outstanding 8.625% senior notes due 2009, to fund the purchase of notes in a tender offer for total consideration (including premiums and accrued interest) of $100 million of certain notes outstanding at Charter Holdings, and to repay $105 million of Charter Holdings’ notes maturing in April 2007.  The remainder was used for other general corporate purposes.

Historical Operating, Financing and Investing Activities

Our cash flows for the nine months ended September 30, 2006 include the cash flows related to our discontinued operations.

We held $15 million in cash and cash equivalents as of September 30, 2007 compared to $38 million as of December 31, 2006.  For the nine months ended September 30, 2007, we generated $308 million of net cash flows from operating activities after paying cash interest of $1.2 billion.  In addition, we used $890 million for purchases of property, plant and equipment.  Finally, we had net cash flows provided by financing activities of $604 million.

Operating Activities. Net cash provided by operating activities decreased $36 million, or 10%, from $344 million for the nine months ended September 30, 2006 to $308 million for the nine months ended September 30, 2007, primarily as a result of changes in operating assets and liabilities that provided $46 million less cash during the nine months ended September 30, 2007 than the corresponding period in 2006, and an increase of $73 million in interest on cash pay obligations during the same period, offset by revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used by investing activities was $935 million for the nine months ended September 30, 2007 compared to net cash provided by investing activities of $196 million for the nine months ended September 30, 2006, with the difference between the two periods primarily related to a decrease of $951 million in proceeds from sales of assets, an increase of $95 million in cash used for the purchase of property, plant, and equipment, and a decrease in accrued expenses related to capital expenditures.

Financing Activities. Net cash provided by financing activities was $604 million for the nine months ended September 30, 2007 and net cash used by financing activities was $479 million for the nine months ended September 30, 2006.  The increase in cash provided during the nine months ended September 30, 2007 as compared to the corresponding period in 2006, was primarily the result of increased borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $890 million and $795 million for the nine months ended September 30, 2007 and 2006, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and support capital to meet increased digital, high-speed Internet, and telephone customer growth.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, and borrowings under our credit facilities.  In addition, during the nine months ended September 30, 2007 and 2006, our liabilities related to capital expenditures decreased $51 million and increased $4 million, respectively.

During 2007, we expect capital expenditures to be approximately $1.2 billion.  We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and for scalable infrastructure costs.  We have funded and expect to continue to fund capital expenditures for 2007 primarily from cash flows from operating activities and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including us, with the support of the National Cable & Telecommunications Association ("NCTA").  The disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosure under Generally Accepted Accounting Principles ("GAAP"), nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the nine months ended September 30, 2007 and 2006 (dollars in millions):

	Nine Months Ended September 30,
	2007	2006

Customer premise equipment (a)	$428	$378
Scalable infrastructure (b)	164	146
Line extensions (c)	76	82
Upgrade/Rebuild (d)	35	36
Support capital (e)	187	153

Total capital expenditures	$890	$795

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, and customer premise equipment (e.g., set-top boxes and cable modems, etc.).

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the above evaluation, we believe that our controls provide such reasonable assurances.

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

We and our parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting our business.  The ultimate outcome of these other legal matters pending against us or our parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Risks Related to Significant Indebtedness of Us and Our Parent Companies

We and our parent companies have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future.  As of September 30, 2007, our total debt was approximately $19.3 billion, our member’s deficit was approximately $6.7 billion and the deficiency of earnings to cover fixed charges for the nine months ended September 30, 2007 was $945 million.

In October 2007, Charter Holdco completed a tender offer, in which $364 million of Charter’s 5.875% convertible senior notes due 2009 were accepted for $479 million of Charter’s 6.50% convertible senior notes due 2027.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding.  Charter will need to raise additional capital and/or receive distributions or payments from our subsidiaries in order to satisfy these debt obligations.  An additional $814 million aggregate principal amount of Charter’s convertible senior notes are held by Charter Holdco.

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

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries and the economy at large;
•	place us at a disadvantage as compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because approximately 14% of our borrowings are, and will continue to be, subject to variable rates of interest;
•	expose us to increased interest expense as we refinance existing lower interest rate instruments;
•	adversely affect our relationship with customers and suppliers;
•	limit our and our parent companies’ ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our debt;
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

A default by us or one of our subsidiaries under our and their debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our and our subsidiaries’ long-term indebtedness.  In addition, the secured lenders under our credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing Charter’s convertible senior notes or our and our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our credit facilities and our and our parent companies’ other debt, and could force us to seek the protection of the bankruptcy laws.  We and our parent companies may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

We may not be able to access funds under the Charter Operating credit facilities if we fail to satisfy the covenant restrictions in such credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service parent company debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $1.3 billion as of September 30, 2007, none of which is limited by covenant restrictions.  There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future.

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

An event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, could trigger cross defaults under other agreements governing our and our parent companies’ long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our credit facilities and our and our parent companies’ other debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

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

Our ability to service our and our parent companies’ debt and to fund our planned capital expenditures and ongoing operations will depend on both our and our parent companies’ ability to generate cash flow and our and our parent companies’ access to additional external liquidity sources.  Our and our parent companies’ ability to generate cash flow is dependent on many factors, including:

•	competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•	difficulties in introducing, growing, and operating our telephone services, such as our ability to adequately meet customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local and state franchise authorities, on our business.

Some of these factors are beyond our control.  If we and our parent companies are unable to generate sufficient cash flow or access additional external liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs.  Although we and our parent companies have been able to raise funds through issuances of debt in the past, we may not be able to access additional sources of external liquidity on similar terms, if at all.  We expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2008.  We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009, and will not be sufficient to fund such needs in 2010 and beyond.  See “Part I.  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under other senior high yield notes.  As of September 30, 2007, our total debt was approximately $19.3 billion, of which approximately $18.7 billion was structurally senior to the Charter Holdings notes.

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

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations

The industry in which we operate is highly competitive and has become more so in recent years.  In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition, and long-established relationships with regulatory authorities and customers.  Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale.

Our principal competitors for video services throughout our territory are direct broadcast satellite operators (“DBS”).  The two largest DBS providers are The DIRECTV Group, Inc. and Echostar Communications, Inc.  Competition from DBS, including intensive marketing efforts with aggressive pricing and exclusive programming has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years. The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.  We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of certain other major cable service providers.

Local telephone companies, including two major local telephone companies, AT&T and Verizon, and electric utilities can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  AT&T and Verizon have both announced, and are making, upgrades of their networks.  Some upgraded portions of these networks carry two-way video services comparable to ours, high-speed data services that operate at speeds as high or higher than ours, and digital voice services that are similar to ours, and these services are offered at prices similar to those for comparable Charter services.  Based on internal estimates, we believe that AT&T and Verizon are actively marketing these services in areas serving approximately 6% to 7% of our homes passed as of September 30, 2007, an increase from an estimated 2% at March 31, 2007. Additional upgrades and product launches  are expected in markets in which we operate. In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS operators to offer service bundles combining video services provided by a DBS operator with digital subscriber line Internet services (“DSL”) and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates, as of September 30, 2007, we are aware of traditional overbuild situations impacting approximately 7% to 8% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service over cable systems.  In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced price or free service.  These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire and install customer premise equipment.  Customers who subscribe to our services as a result of these offerings may not remain customers following the end of the promotional period.  A failure to retain customers or to collect the amounts they owe us, could have a material adverse effect on our business and financial results.

Mergers, joint ventures, and alliances among franchised, wireless, or private cable operators, DBS providers, local exchange carriers, and others, may provide additional benefits to some of our competitors, either through access to financing, resources, or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

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

For tax purposes, there is significant risk that Charter will experience an ownership change resulting in a material limitation on the use of a substantial amount of Charter's existing net operating loss carryforwards.

As of September 30, 2007, Charter had approximately $7.6 billion of tax net operating losses, resulting in a gross deferred tax asset of approximately $3.0 billion, expiring in the years 2007 through 2027.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Currently, such tax net operating losses can accumulate and be used to offset any of Charter’s future taxable income.  However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income Charter may generate.  Although Charter has instituted a Rights Plan designed with the goal of attempting to prevent ownership change, Charter cannot provide any assurance that the Rights Plan will actually prevent an ownership change from occurring.  A limitation on Charter’s ability to use its net operating losses, in conjunction with the net operating loss expiration provisions, could effectively eliminate Charter’s ability to use a substantial portion of its net operating losses to offset any future taxable income.

Future transactions and the timing of such transactions could cause an ownership change for U.S. federal income tax purposes.

Future transactions and the timing of such transactions could cause an ownership change for income tax purposes. Such transactions may include additional issuances of common stock by Charter (including but not limited to issuances upon future conversion of Charter’s 5.875% convertible senior notes and 6.50% convertible senior notes), the return to Charter of the borrowed shares loaned by Charter in connection with the issuance of Charter’s 5.875%

convertible senior notes and the 6.50% convertible senior notes, or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into Charter’s Class B common stock).  Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond Charter’s control.

Risks Related to Regulatory and Legislative Matters

Our cable system franchises are non-exclusive. Accordingly, local franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable system franchises are non-exclusive.  Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems.  In addition, certain telephone companies are seeking authority to operate in communities without first obtaining a local franchise.  As a result, competing operators may build systems in areas in which we hold franchises. In some cases, municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.

Legislative proposals have been introduced in many state legislatures that would greatly streamline cable franchising.  This legislation is intended to facilitate entry by new competitors, particularly local telephone companies.  Such legislation has passed in numerous states, including states where we have significant operations.  Although most of these states have provided some regulatory relief for incumbent cable operators, some of these proposals are viewed as being more favorable to new entrants due to a number of factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises, and the potential for new entrants to serve only higher-income areas of a particular community.  To the extent we are not able to avail ourselves of this streamlined franchising process, we may continue to be subject to more onerous franchise requirements at the local level than new entrants. In March 2007, the FCC released a ruling designed to streamline competitive cable franchising.  Among other things, the FCC prohibited local franchising authorities from imposing “unreasonable” build-out requirements and established a mechanism whereby competing providers can secure “interim authority” to offer cable service if the local franchising authority has not acted on a franchise application within 90 days (in the case of competitors with existing right of way authority) or 180 days (in the case of competitors without existing right of way authority).  Local regulators have appealed the FCC’s ruling.  On October 31, 2007, the FCC announced that it had decided to grant incumbent cable operators some, but not all, of the local franchising relief it granted to new entrants in December 2006.  For example, while the FCC granted incumbents relief from unreasonable public, education and government access (“PEG”) channel and institutional network for non-commercial, intra-governmental purposes (“I-net”) requirements, it did not extend to cable incumbents the relief it granted to new entrants from unreasonable delays in granting franchises or unreasonable build out requirements; and the relief granted to incumbents is effective only upon franchise renewal.

We may be required to provide access to our network to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities.  In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities.  The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.”  Notwithstanding Brand X, there has been continued advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks.  The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers.  If we were not allowed to manage our network as we see best serves our customers, or were prohibited from charging heavy bandwidth intensive services a fee for expanding our network capacity or for use of our networks, we believe that it could impair our ability to provide high quality service to our customers or use our bandwidth in ways that would generate maximum revenues.  In April 2007, the

FCC issued a notice of inquiry regarding the marketing practices of broadband providers as a precursor to considering the need for any FCC regulation of internet service providers.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry, absent contractual obligations, including certain local broadcast signals; local PEG programming; and unaffiliated commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  This carriage burden could increase in the future, particularly if we are required to carry multiple program streams included with a single digital broadcast transmission (multicast carriage).  The FCC recently adopted a new transition plan addressing the cable industry’s carriage obligations once the broadcast industry migration from analog to digital transmission is completed in February 2009.  Under the FCC’s three year transition plan, most cable systems will be required to offer both an analog and digital version of local broadcast signals for three years after the digital transition date.  The FCC is also considering whether it should adjust its existing rules governing commercial leased access to encourage greater use by interested programmers.  Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential.

Item 6.	Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation have duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

            CHARTER COMMUNICATIONS HOLDINGS, LLC
            Registrant

By: CHARTER COMMUNICATIONS INC., Sole Manager

Dated: November 13, 2007	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

            CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
            Registrant

Dated: November 13, 2007	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

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

12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Document attached
+ Management compensatory plan or arrangement

E-1