Form 10-K
period 2007-12-31
CHARTER COMMUNICATIONS HOLDINGS LLC; CCO HOLDINGS LLC; CCH II CAPITAL CORP; CCH II LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP; CCO HOLDINGS CAPITAL CORP
filed 2008-03-21
CIK 1085476, 1271833, 1266605, 1266604, 1085475, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission File Number:  333-77499
                   333-77499-01
                                                                   333-111423
                           333-111423-01
                           333-112593
                           333-112593-01

Charter Communications Holdings, LLC*
Charter Communications Holdings Capital Corporation*
CCH II, LLC*
CCH II Capital Corp.*
CCO Holdings, LLC*
CCO Holdings Capital Corp.*
  (Exact name of registrants as specified in their charters)

Delaware	43-1843179
Delaware	43-1843177
Delaware	03-0511293
Delaware	13-4257703
Delaware	86-1067239
Delaware	20-0259004
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-0555
(Address of principal executive offices, including zip code)	(Registrants’ telephone number, including area code)

                Securities registered pursuant to section 12(b) of the Act: None
                Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filers,” “large accelerated filers,” and “smaller reporting companies” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐                                      Accelerated filers ☐                                      Non-accelerated filers ☑                                      Smaller reporting companies ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates at June 30, 2007 was $0 for each registrant.  All of the limited liability company membership interests of Charter Communications Holdings, LLC are held by CCHC, LLC. All of the issued and outstanding shares of capital stock of Charter Communications Holdings Capital Corporation are held by Charter Communications Holdings, LLC.

All of the issued and outstanding shares of capital stock of CCH II Capital Corp. are held by CCH II, LLC.  All of the limited liability company membership interests of CCH II, LLC are held by CCH I, LLC (a wholly owned subsidiary of Charter Communications Holdings, LLC).

All of the issued and outstanding shares of capital stock of CCO Holdings Capital Corp. are held by CCO Holdings, LLC. All of the limited liability company membership interests of CCO Holdings, LLC are held by CCH II, LLC.

There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of March 19, 2008:  100

Number of shares of common stock of CCH II Capital Corp. outstanding as of March 19, 2008: 1

Number of shares of common stock of CCO Holdings Capital Corp. outstanding as of March 19, 2008: 1

*Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation, CCH II, LLC, CCH II Capital Corp., CCO Holdings, LLC, and CCO Holdings Capital Corp. meet the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and are therefore filing with the reduced disclosure format.

Documents Incorporated By Reference
Neither an Annual Report to security holders, a proxy statement nor a prospectus under Rule 424(b) or (c) is incorporated herewith.

This combined Form 10-K is separately filed by Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation, CCH II, LLC, CCH II Capital Corp., CCO Holdings, LLC, and CCO Holdings Capital Corp.  Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

This annual report on Form 10-K is for the year ended December 31, 2007.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this annual report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.  In this annual report, “we,” “us” and “our” refer to Charter Communications Holdings, LLC and its subsidiaries, including its indirect subsidiaries CCH II, LLC and CCO Holdings, LLC, and their subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading "Business – Company Focus," and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.  Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•
our and our parent companies’ ability to comply with all covenants in our and our parent companies’ indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions;

•
our and our parent companies’ ability to pay or refinance debt prior to or when it becomes due and/or refinance that debt through new issuances, exchange offers or otherwise, including restructuring our and our parent companies’ balance sheet and leverage position;

•
the impact of competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and digital subscriber line (“DSL”) providers;

•	difficulties in growing, further introducing, and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the new housing sector and overall economy; and
•	the effects of governmental regulation on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1.  Business.

Introduction

Charter Communications Holdings, LLC ("Charter Holdings"), including its indirect subsidiaries CCH II, LLC (“CCH II”) and CCO Holdings, LLC (“CCO Holdings”), through their operating subsidiary, Charter Communications Operating, LLC (“Charter Operating”), operate broadband communications businesses in the United States, with approximately 5.60 million customers at December 31, 2007.  Charter Communications Holdings Capital Corporation, CCH II Capital Corp, and CCO Holdings Capital Corp. are wholly-owned subsidiaries of Charter Holdings, CCH II, and CCO Holdings, respectively, and were formed and exist solely as co-issuers of the public debt issued with their parent companies.  Through our hybrid fiber and coaxial cable network, we offer traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, and telephone service, as well as, advanced broadband services (such as Charter OnDemand™ video service (“OnDemand”), high definition television service, and digital video recorder (“DVR”) service).

At December 31, 2007, we served approximately 5.22 million video customers, of which approximately 2.92 million were also digital video customers.  We also served approximately 2.68 million high-speed Internet customers (including approximately 289,600 who received only high-speed Internet services).  We also provided telephone service to approximately 959,300 customers (including approximately 38,700 who received only telephone service).

At December 31, 2007, Charter Holdings’, CCH II’s, and CCO Holdings’ investment in cable properties was $14.0 billion for each and long-term debt was $19.5 billion, $12.3 billion, and $9.9 billion, respectively.  At December 31, 2007, total member’s deficit for Charter Holdings and CCH II was $7.2 billion and $368 million, respectively, and total member’s equity for CCO Holdings was $1.9 billion.  At December, 31, 2007, working capital deficit was $1.1 billion, $931 million, and $875 million for Charter Holdings, CCH II, and CCO Holdings, respectively.  For the year ended December 31, 2007, revenues were approximately $6.0 billion for Charter Holdings, CCH II, and CCO Holdings, and net loss was $1.4 billion, $588 million, and $350 million, respectively.

We have a history of net losses.  Further, we expect to continue to report net losses for the foreseeable future.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high level of debt, and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties.  We expect that these expenses will remain significant.

Charter Holdings, CCH II and CCO Holdings are wholly owned by their parent companies, CCHC, LLC (“CCHC”), CCH I, LLC (“CCH I”) and CCH II, respectively, and indirectly owned by Charter Communications Holding Company, LLC (“Charter Holdco”) and Charter Communications, Inc. (“Charter”).  Charter is a holding company whose principal assets at December 31, 2007 are the 54% controlling common equity interest (52% for accounting purposes) and a 100% voting interest in Charter Holdco, the direct parent of CCHC.  Charter also holds certain preferred equity and indebtedness of Charter Holdco that mirror the terms of securities issued by Charter. Charter's only business is to act as the sole manager of Charter Holdco and its subsidiaries.  As sole manager, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries, including us.

Paul G. Allen controls Charter through a voting control interest of 91% as of December 31, 2007.  He also owns 46% of Charter Holdco and a note convertible into Charter Holdco membership units through affiliated entities.  His membership units in Charter Holdco are convertible at any time for shares of Charter’s Class B common stock on a one-for-one basis, which shares are in turn convertible into Charter’s Class A common stock on a one-for-one basis.  Mr. Allen would hold a common equity interest in Charter of approximately 50% on an as-converted basis as of December 31, 2007.  Each share of Charter’s Class A common stock is entitled to one vote.  Through his ownership of Charter’s Class B common stock, Mr. Allen is entitled to ten votes for each share of Charter’s Class B common stock and for each membership unit in Charter Holdco held by him and his affiliates.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131.  Our telephone number is (314) 965-0555, and Charter has a website accessible at www.charter.com.  Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on our website free of charge as soon as reasonably practicable after they have been filed.  The information posted on our website is not incorporated into this annual report.

Certain Significant Developments in 2007

We and our parent companies continue to pursue opportunities to improve our and our parent companies’ liquidity.  Our and our parent companies’ efforts in this regard resulted in the completion of a number of financing transactions in 2007, as follows:

•
the March 2007 entry by our subsidiary, Charter Operating, into an Amended and Restated Credit Agreement which provided a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility, and a $1.5 billion new term loan facility;

•	the March 2007 entry by CCO Holdings into a credit agreement consisting of a $350 million term loan facility maturing September 2014;
•
the April 2007 cash tender offer and purchase of $97 million of Charter Holdings’ outstanding notes and subsequent redemption of $187 million of Charter Holdings’ 8.625% senior notes due April 1, 2009 and $550 million of CCO Holdings senior floating rate notes due December 15, 2010; and

•	the October 2007 exchange offer, in which $364 million of Charter’s 5.875% convertible senior notes due 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes due 2027.

Recent Events

On March 19, 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 ("the Notes"), guaranteed by CCO Holdings and certain subsidiaries of Charter Operating, in a private transaction.  The net proceeds from the Notes were used to repay, but not permanently reduce, the outstanding debt balances under the existing revolving credit facility of Charter Operating.

On March 20, 2008, Charter Operating borrowed $500 million principal amount of incremental term loans (the "Incremental Term Loans") under the Charter Operating credit facilities.  The net proceeds will be used for general corporate purposes.  The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.

On March 11, 2008, Charter announced that Jeffrey T. Fisher, Executive Vice President and Chief Financial Officer, intends to resign effective April 4, 2008.  Charter also announced that Eloise Schmitz, Charter’s Senior Vice President, Strategic Planning, would be assuming the role of Interim Chief Financial Officer effective April 4, 2008.

Charter has been advised that Mr. Allen has received informal inquiries from various parties regarding potential investments or transactions involving Charter.  With the consent of Charter's independent directors, Charter has recently provided a limited number of these parties certain material non-public information under nondisclosure agreements.  There can be no assurance that the foregoing will result in any investment or transaction involving Charter or the controlling shareholder.  We do not intend to make any further communication regarding the foregoing unless we deem such communication appropriate.

Company Focus

We strive to provide value to our customers by offering a suite of services which include video, high-speed Internet, and telephone service as well as advanced broadband service offerings including OnDemand, high-definition television service, and DVR service.  We believe that customers value our ability to combine video, high-speed Internet, and telephone services into attractively priced bundled offerings that distinguish us from the direct broadcast satellite (“DBS”) competition.  Bundling of services, by combining two or more of our services for one value-based price, is fundamental to our marketing strategy because we believe bundled offerings increase customer acceptance of our services and improve customer retention and satisfaction.  We will pursue further growth in our customer base through targeted marketing of bundled services and continually improving the end-to-end customer experience.  By continually focusing on the needs of our customers - raising customer service levels and investing in products and services they desire - our goal is to be the premier provider of in-home entertainment and communications services in the communities we serve.

Our continuing strategic priorities include:

•	improving the end-to-end customer experience and increasing customer loyalty;
•	growing sales and retention for all our products and services;
•	improving operating and capital effectiveness and efficiency; and
•	continuing an opportunistic approach to enhancing liquidity, extending maturities, and reducing debt.

We believe our focus on these strategic priorities will enable us to provide greater value to our customers and thereby generate future growth opportunities for us. We are making service improvements to our technical operations to further enhance the operating effectiveness and efficiencies of our operating platform.

We market our services by employing a segmented, targeted marketing approach.  We determine which marketing and sales programs have been the most effective using management tools that track, analyze, and report the results of our marketing campaigns.  We then pursue the programs demonstrating the highest expected returns.

During 2007, we extended the deployment of our telephone capabilities to approximately 2.2 million additional homes passed, to reach a total of approximately 9.0 million homes passed across our network, and we expect to make telephone service available to approximately 85% of our estimated total homes passed by year-end 2008.  During 2008, we plan to continue our marketing and sales efforts to attract additional customers to our telephone service, primarily through bundled offers with our video and high-speed Internet services.

In addition to serving and growing our residential customer base, we will increase efforts to market video, high-speed Internet and telephone services to the business community.  We believe that small businesses will find our bundled service offerings provide value and convenience, and that we can continue to grow this portion of our business.

We expect to continue a disciplined approach to managing capital expenditures by directing resources to initiatives and opportunities offering the highest expected returns.

Our sales, acquisitions, and exchange of systems in 2007 have improved the density of our geographic service areas, while operational initiatives provide a more efficient operating platform.  We will continue to evaluate our geographic service areas for further opportunities to improve operating and capital efficiencies, through sales, exchanges of systems with other providers, and/or acquisitions of cable systems.

In 2008, we will continue to evaluate potential financial transactions that can enhance our and our parent companies’ liquidity, extend debt maturities, and/or reduce our and our parent companies’ debt.

Corporate Organizational Structure

The chart below sets forth our organizational structure and that of our direct and indirect parent companies and subsidiaries.  This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes.  The equity ownership, voting percentages, and indebtedness amounts shown below are approximations as of December 31, 2007, and do not give effect to any exercise, conversion or exchange of then outstanding options, preferred stock, convertible notes, and other convertible or exchangeable securities.  Indebtedness amounts shown below are accreted values for financial reporting purposes as of December 31, 2007.  See “Item 8.  Financial Statements and Supplementary Data,” which also includes the principal amount of the indebtedness described below.

Public common stock and other equity
Paul G. Allen and his controlled entities
93% common equity interest, 9% voting interest
Charter Communications, Inc.(1) ("Charter") (issuer of $402 million convertible senior notes)
7% common equity interest, 91% voting interest
54% common equity interest and mirror senior securities (3), 100% voting interest
46% common equity interest (exchangeable for Charter common stock) (2)(3)
Charter Communications Holding Company, LLC ("Charter Holdco")
$65 million subordinated accreting note (4)
CCHC, LLC ("CCHC")
Charter Communications Holdings, LLC ("Charter Holdings") (co-issuer of $322 million of senior notes and $256 million of senior discount notes)
Charter Communications Holdings Capital Corp. ("Charter Capital") (co-issuer of $322 million of senior notes and $256 million of senior discount notes)
CCH I Holdings, LLC ("CIH") (co-issuer of $450 million of senior notes and $2.1 billion of senior accreting notes)
CCH I, LLC ("CCH I") (co-issuer of $4.1 billion senior notes)
CCH II, LLC ("CCH II") (co-issuer of $2.5 billion senior notes)
CCO Holdings, LLC ("CCO Holdings") (obligor under $350 million credit facility – $350 million outstanding) (co-issuer of $795 million senior notes)
Charter Communications Operating, LLC ("Charter Operating") (obligor under $8.0 billion credit facilities – $6.8 billion outstanding) (co-issuer of $1.9 billion senior second lien notes)
Charter Operating Subsidiaries
CCO NR Holdings, LLC
Charter Operating Subsidiaries
100% common equity
CC V Holdings, LLC
100% Class B units
70% Preferred Equity in CC VIII, LLC (4)
CC VIII, LLC ("CC VIII")
30% Preferred Equity in CC VIII, LLC (4)
CC VIII Operating Subsidiaries

____
(1)	Charter acts as the sole manager of Charter Holdco and its direct and indirect limited liability company subsidiaries.

(2)
These membership units are held by Charter Investment, Inc. (“CII”) and Vulcan Cable III Inc., each of which is 100% owned by Paul G. Allen, Charter’s Chairman and controlling shareholder.  They are exchangeable at any time on a one-for-one basis for shares of Charter Class B common stock, which in turn are exchangeable into Charter Class A common stock on a one-for-one basis.

(3)
The percentages shown in this chart reflect the 24.8 million shares of Charter Class A common stock outstanding as of December 31, 2007 issued pursuant to a share lending agreement relating to Charter’s convertible senior notes.  However, for accounting purposes, Charter’s common equity interest in Charter Holdco is 52%, and Paul G. Allen’s ownership of Charter Holdco through CII and Vulcan Cable III Inc. is 48%.  These percentages exclude the 24.8 million mirror membership units outstanding as of December 31, 2007 issued pursuant to the share lending agreement.

(4)
Represents preferred membership interests in CC VIII, LLC (“CC VIII”), a subsidiary of CC V Holdings, LLC, and an exchangeable accreting note issued by CCHC.  See Note 11 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of the CC VIII preferred membership interests.

Charter Communications Holding Company, LLC. Charter Holdco, a Delaware limited liability company formed on May 25, 1999, is the direct 100% parent of CCHC.  The common membership units of Charter Holdco are owned approximately 54% by Charter, 16% by Vulcan Cable III Inc. and 30% by CII.  All of the outstanding common membership units in Charter Holdco held by Vulcan Cable III Inc. and CII are controlled by Mr. Allen and are exchangeable on a one-for-one basis at any time for shares of Class B common stock of Charter, which are in turn convertible into Class A common stock of Charter on a one-for-one basis.  Charter controls 100% of the voting power of Charter Holdco and is its sole manager.

CCHC, LLC.  CCHC, a Delaware limited liability company formed on October 25, 2005, is the direct 100% parent of Charter Holdings and is the issuer of an exchangeable accreting note held by CII.

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

Preferred Equity in CC VIII.  CII owns 30% of the CC VIII preferred membership interests.  CCH I, a direct subsidiary of CCH I Holdings, LLC (“CIH”), directly owns the remaining 70% of these preferred interests.  The common membership interests in CC VIII are indirectly owned by Charter Operating.  See Notes 11 and 20 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 1A.    Risk Factors.

Risks Related to Significant Indebtedness of Us and Our Parent Companies

We and our parent companies have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in our and their debt instruments) incur additional debt in the future.  As of December 31, 2007, Charter Holdings, CCH II, and CCO Holdings had total debt of approximately $19.5 billion, $12.3 billion, and $9.9 billion, respectively, and deficiency of earnings to cover fixed charges for the year ended December 31, 2007 of approximately $1.3 billion, $546 million and $308 million, respectively.  For the year ended December, 31, 2007, member's deficit was approximately $7.2 billion and $368 million at Charter Holdings and CCH II, respectively, and member’s equity was approximately $1.9 billion at CCO Holdings.  On a consolidated basis, we and our parent companies have a significant level of debt, which totaled approximately $19.9 billion as of December 31, 2007.

Because of the significant indebtedness of us and our parent companies and adverse changes in the capital markets, our and our parent companies’ ability to raise additional capital at reasonable rates, or at all, is uncertain and our and our parent companies’ ability to make distributions or payments to parent companies is subject to availability of funds and restrictions under our and their applicable debt instruments.  Our and our parent companies’ indentures currently permit us and our parent companies to provide funds to our and their respective parent companies to pay interest on debt or to repay, repurchase, redeem, or defease debt, subject to certain conditions.  If we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

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
•
make us vulnerable to interest rate increases, because net of hedging transactions approximately 15%, 24%, and 32%, of Charter Holdings’, CCH II’s and CCO Holdings’ borrowings, respectively, are, and will continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•	adversely affect our relationship with customers and suppliers;
•	limit our and our parent companies’ ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our and our parent companies’ debt;
•
make it more difficult for us and our parent companies to satisfy our and their obligations to the holders of our and their notes and to our and our parent companies’ lenders under our  and their credit facilities; and

•	limit future increases in the value, or cause a decline in the value of Charter’s equity, which could limit Charter’s ability to raise additional capital by issuing equity.

A default by us under our debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on the collateral, which includes equity interests in certain of our subsidiaries, and exercise other rights of secured creditors.  Any default under our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our and our parent companies’ debt and Charter Operating’s credit facilities, and could force us to seek the protection of the bankruptcy laws.  We and our parent companies may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

We depend on generating (and having available to the applicable obligor) sufficient cash flow and having access to additional liquidity sources to fund our and our parent companies’ debt obligations, capital expenditures, and ongoing operations.

Our ability to service our and our parent companies’ debt and to fund our planned capital expenditures and ongoing operations will depend on our ability to generate and grow cash flow and our and our parent companies’ access (by dividend or otherwise) to additional liquidity sources.  Our ability to generate and grow cash flow is dependent on many factors, including:

•	the impact of competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•	difficulties in growing, further introducing, and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the new housing sector and overall economy; and
•	the effects of governmental regulation on our business.

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, we believe there is risk that the economic slowdown could result in reduced spending by customers and advertisers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we and our parent companies are unable to access additional liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs.  After the receipt in March 2008 of net proceeds from the Charter Operating 10.875% 2nd lien notes due 2014 and the Incremental Term Loans, we expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our and our parent companies’ projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities, and the amounts available under our credit facilities will not be sufficient to fund our and our parent companies’ projected cash needs in 2010 (primarily as a result of the CCH II $2.2 billion of senior notes maturing in September 2010 ) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we and our parent companies have been able to refinance or otherwise fund the repayment of debt in the past, we and our parent companies may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  An inability to access additional sources of liquidity to fund our cash needs in 2010 or thereafter or to refinance or otherwise fund the repayment of the CCH II senior notes could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our and their debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our and our parent companies’ debt instruments.  See “Part II.  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The agreements and instruments governing our and our parent companies’ debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity.

Our credit facilities and the indentures governing our and our parent companies' debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity, and therefore could adversely affect our results of operations.  These covenants restrict, among other things, our and our parent companies' ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	issue equity;
•	make certain investments or acquisitions;
•	pay dividends or make other distributions;
•	dispose of assets or merge;
•	enter into related party transactions; and
•	grant liens and pledge assets.

Furthermore, our credit facilities require us to, among other things, maintain specified financial ratios, meet specified financial tests and provide annual audited financial statements, with an unqualified opinion from our independent auditors.  See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Description of Our Outstanding Debt” and the SEC reports referenced therein for a summary of our outstanding indebtedness and a description of our credit facilities and other indebtedness for details on our debt covenants and future liquidity.  Our ability to comply with these provisions may be affected by events beyond our control.

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or cured, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our or our parent companies’ long-term indebtedness.  Any default under those credit facilities or the indentures governing our or our parent companies' debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our and our parent companies’ debt, and could force us to seek the protection of the bankruptcy laws.

We may not be able to access funds under the Charter Operating revolving credit facilities if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities to fund operations, capital expenditures, and to service our and our parent companies’ debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $1.0 billion as of December 31, 2007, none of which was limited by covenant restrictions.  There can be no assurance that actual availability under our credit facility will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under the Charter Operating revolving credit facility is the absence of a default under such facility, including as a result of any failure to comply with the covenants under the facilities.  Among other covenants, the Charter Operating revolving credit facility requires us to maintain specified leverage ratios.  The Charter Operating revolving credit facility also provides that Charter Operating obtain an unqualified audit opinion from its independent accountants for each fiscal year, which, among other things, requires Charter to demonstrate its ability to fund its and its subsidiaries’ projected liquidity needs for a reasonable period of time following the balance sheet date of the financial statements being audited.  There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.  See “—We and our parent companies have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business” for a discussion of the consequences of a default under our and our parent companies’ debt obligations.

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries' debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.

Our primary assets are our equity interests in our subsidiaries.  Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions, or otherwise.  Our subsidiaries' ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures, and restrictions under applicable law.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Summary of Restrictive Covenants of Our High Yield Notes – Restrictions on Distributions.”  Under the Delaware Limited Liability Company Act, our subsidiaries may only make distributions if they have “surplus” as defined in the act.  Under fraudulent transfer laws, our subsidiaries may not pay dividends if they are insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under senior high yield notes.  As of December 31, 2007, Charter Holdings’, CCH II’s, and CCO Holdings’ total debt was approximately $19.5 billion, $12.3 billion, and $9.9 billion, respectively, of which approximately $18.9 billion, $9.9 billion, and $8.7 billion was structurally senior to the Charter Holdings, CCH II, and CCO Holdings notes, respectively.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating's credit facilities, whose interests are secured by substantially all of our operating assets, and all holders of other debt of our subsidiaries, will have the right to be paid in full before us from any of our subsidiaries' assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

All of our and our parent companies' outstanding debt is subject to change of control provisions.  We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ indebtedness following a change of control, which would place us and our parent companies in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies' notes and our credit facilities following a change of control.  Under the indentures governing our and our parent companies' notes, upon the occurrence of specified change of control events, we are required to offer to repurchase all of these notes and loans.  However, we and our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of these notes and loans, and we and our parent companies are limited in our and their ability to make distributions or other payments to fund any required repurchase and repayment.  In addition, a change of control under our credit facilities would result in a default under those credit facilities.  Our or our parent companies’ failure to make or complete a change of control offer would place us or our parent companies in default under our notes and our parent companies’ notes and credit facilities.

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

The industry in which we operate is highly competitive and has become more so in recent years.  In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers.  Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale.

Our principal competitors for video services throughout our territory are DBS providers.  The two largest DBS providers are DirecTV and Echostar.  Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased high definition broadcasting has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years.  The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.

Telephone companies, including two major telephone companies, AT&T Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”), and utilities can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  AT&T and Verizon are both upgrading their networks.  Upgraded portions of these networks carry two-way video services comparable to ours, in the case of Verizon, high-speed data services that operate at speeds as high as or higher than ours, and digital voice services that are similar to ours.  These services are offered at prices similar to those for our comparable services.  Based on our internal estimates, we believe that AT&T and Verizon are offering these services in areas serving approximately 5% to 6% of our estimated homes passed as of December 31, 2007.  Additional upgrades and product launches, primarily by AT&T, are expected in markets in which we operate.  With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of December 31, 2007, we are aware of traditional overbuild situations impacting approximately 7% to 8% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 2% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced price or free service.  These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire and install customer premise equipment.  Customers who subscribe to our services as a result of these offerings may not remain customers following the end of the promotional period.  A failure to retain customers could have a material adverse effect on our business.

Mergers, joint ventures, and alliances among franchised, wireless, or private cable operators, DBS providers, local exchange carriers, and others, may provide additional benefits to some of our competitors, either through access to financing, resources, or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

In addition to the various competitive factors discussed above, our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet.  Technological advancements, such as video-on-demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from us, as well as the price they are willing to pay for advertising.  If we do not respond appropriately to further increases in the leisure and entertainment choices available to consumers, our competitive position could deteriorate, and our financial results could suffer.

We cannot assure you that the services we provide and the services we can provide with our cable systems will allow us to compete effectively.  Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer.  Competition may reduce our expected growth of future cash flows and increase our projected capital expenditures.  We cannot predict the extent to which competition may affect our business and results of operations.

We have a history of net losses and expect to continue to experience net losses. Consequently, we may not have the ability to finance future operations.

We have had a history of net losses and expect to continue to report net losses for the foreseeable future.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high level of debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties.  These expenses will remain significant.  Charter Holdings reported net losses of $1.4 billion, $1.1 billion, and $838 million for the years ended December 31, 2007, 2006, and 2005, respectively.  CCH II reported net losses of $588 million, $402 million, and $425 million for the years ended December 31, 2007, 2006, and 2005, respectively.  CCO Holdings reported net losses of $350 million, $193 million, and $258 million for the years ended December 31, 2007, 2006, and 2005, respectively.  Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to reduce the high growth rates of, or pass on to our customers our increasing programming costs, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item.  In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming.  We expect programming costs to continue to increase because of a variety of factors, including annual increases imposed by programmers and additional programming, including high definition and OnDemand programming, being provided to customers.  The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins.  We have programming contracts that have expired and others that will expire at or before the end of 2008.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

During the year ended December 31, 2007, we spent approximately $1.2 billion on capital expenditures.  During 2008, we expect capital expenditures to be approximately $1.2 billion.  The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers, and in the delivery of other advanced broadband services such as additional high-definition channels, faster high-speed Internet services, DVRs and other customer premise equipment, as well as the cost of introducing any new services.  We may need additional capital if there is accelerated growth in high-speed Internet customers, telephone customers or increased need to respond to competitive pressures by expanding the delivery of other advanced services.  If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, competitiveness, financial condition, and results of operations could suffer materially.

We face risks inherent in our telephone business.

We may encounter unforeseen difficulties as we continue to introduce our telephone service in new operating areas and as we increase the scale of our telephone service offerings in areas in which they have already been launched.  First, we face heightened customer expectations for the reliability of telephone services as compared with our video and high-speed data services.  We have undertaken significant training of customer service representatives and technicians, and we will continue to need a highly trained workforce.  To ensure reliable service, we may need to increase our expenditures, including spending on technology, equipment and personnel.  If the service is not sufficiently reliable or we otherwise fail to meet customer expectations, our telephone business could be adversely affected. Second, the competitive landscape for telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies, cellular telephone service providers, and others, which may limit our ability to grow the service.  Third, we depend on interconnection and related services provided by certain third parties.  As a result, our ability to implement changes as the service grows may be limited.

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

We depend on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of our services.  We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire.  Some of our hardware, software and operational support vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity.  If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers.  These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition.  A limited number of vendors of key technologies can lead to less product innovation and higher costs.  For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms.

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

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as peer-to-peer file sharing, unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms, and other destructive or disruptive software.  These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data.  Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network.  Any significant loss of high-speed Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

For tax purposes, there is a risk that Charter will experience a deemed ownership change resulting in a material limitation on Charter’s future ability to use a substantial amount of its existing net operating loss carryforwards, and future transactions and the timing of such transactions could cause a deemed ownership change for U.S. federal income tax purposes.

As of December 31, 2007, Charter had approximately $7.9 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $2.8 billion, expiring in the years 2008 through 2027.  In addition, Charter also has state tax net operating losses, resulting in a gross deferred tax asset of approximately $358 million, generally expiring in years 2008 through 2027.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Currently, such tax net operating losses can accumulate and be used to offset most of Charter’s future taxable income.  However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant annual limitations on the use of such net operating losses to offset future taxable income Charter may generate.  Although Charter has instituted a Rights Plan designed with the goal of attempting to prevent an ownership change, assurance cannot be provided that the Rights Plan will actually prevent an ownership change from occurring.  A limitation on Charter’s ability to use its net operating losses, in conjunction with the net operating loss expiration provisions, could effectively eliminate Charter’s ability to use a substantial portion of its net operating losses to offset any future taxable income, which could require Charter to make cash tax payments.  Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.

Future transactions and the timing of such transactions could cause an ownership change for income tax purposes. Such transactions may include additional issuances of common stock by Charter (including but not limited to issuances upon future conversion of Charter’s 5.875% and 6.50% convertible senior notes), the return to Charter of the borrowed shares loaned by us in connection with the issuance of Charter’s 5.875% and 6.50% convertible senior notes, or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into Charter’s Class B common stock).  Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond Charter’s control.

Risks Related to Mr. Allen's Controlling Position

The failure by Mr. Allen to maintain a minimum voting and economic interest in us could trigger a change of control default under the Charter Operating credit facilities.

The Charter Operating credit facilities provide that the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof to maintain a 35% direct or indirect voting interest in the applicable borrower would result in a change of control default.  Such a default could result in the acceleration of repayment of our indebtedness, including borrowings under the Charter Operating credit facilities.

Mr. Allen controls us and may have interests that conflict with the interests of holders of our notes.

Mr. Allen has the ability to control us.  Through his control, as of December 31, 2007, of approximately 91% of the voting power of the capital stock of our manager, Charter, Mr. Allen is entitled to elect all but one of Charter’s board members and has the voting power to elect the remaining board member as well.  Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

Charter Holdco's limited liability company agreement provided that through the end of 2003, net tax losses (such net tax losses being determined under the federal income tax rules for determining capital accounts) of Charter Holdco that would otherwise have been allocated to Charter based generally on Charter’s percentage ownership of outstanding common membership units of Charter Holdco, would instead be allocated to the membership units held by Vulcan Cable III Inc. (“Vulcan Cable”) and CII.  The purpose of these special tax allocation provisions was to allow Mr. Allen to take advantage, for tax purposes, of the losses generated by Charter Holdco during such period.  In some situations, these special tax allocation provisions could result in Charter having to pay taxes in an amount that is more or less than if Charter Holdco had allocated net tax losses to its members based generally on the percentage of outstanding common membership units owned by such members.  In the event Charter is obligated to pay more taxes than if the special tax allocation provisions were not in effect, Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues.  Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber privacy;
•	limited rate regulation;
•	rules governing the copyright royalties that must be paid for retransmitting broadcast signals;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;
•	requirements governing the provision of channel capacity to unaffiliated commercial leased access programmers;
•	rules limiting our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;

•	rules and regulations relating to provision of voice communications;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals.  There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face.  Certain states and localities are considering new cable and telecommunications taxes that could increase operating expenses.

Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way.  Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations.  Franchises are generally granted for fixed terms and must be periodically renewed.  Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.  Franchise authorities often demand concessions or other commitments as a condition to renewal.  In some instances, local franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.  Approximately 15% of our franchises, covering approximately 20% of our video customers, were expired as of December 31, 2007.  Approximately 7% of additional franchises, covering approximately an additional 8% of our video customers, will expire on or before December 31, 2008, if not renewed prior to expiration.

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions.  Some of the state franchising laws do not allow us to immediately opt into statewide franchising until (i) we have completed the term of the local franchise, (ii) a competitor has entered the market, or (iii) in limited instances, where the local franchise allows the state franchise license to apply.  In many cases, state franchising laws, and their varying application to existing and new video providers, will result in fewer franchise imposed requirements being imposed on our competitors than on us until we are also able to opt into the applicable state franchise.

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

Our cable system franchises are non-exclusive. Accordingly, local and state franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable system franchises are non-exclusive.  Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems.  In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.  In addition, certain telephone companies are seeking authority to operate in communities without first obtaining a local franchise.  As a result, competing operators may build systems in areas in which we hold franchises.

In a series of recent rulemakings, the FCC adopted new rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants.  At the same time, a substantial number of states recently have adopted new franchising laws.  Again, these new laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing operators.  As a result of these new franchising laws and regulations, we have seen an increase in the number of competitive cable franchises or operating certificates being issued, and we anticipate that trend to continue.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems.  This additional regulation increases the cost of operating our business.  We cannot assure you that the local franchising authorities will not impose new and more restrictive requirements.  Local franchising authorities who are certified to regulate rates in the communities where we operate generally have the power to reduce rates and order refunds on the rates charged for basic service and equipment.

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements, or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities.  However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation notwithstanding the additional channels and services being provided.  It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases.  Should this occur, it would impede our ability to raise our rates.  If we are unable to raise our rates in response to increasing costs, our losses would increase.

There has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis, or to at least offer a separately available child-friendly “family tier.”  It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles.  Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service when compared to rates for telecommunications.  The FCC previously determined that the lower cable rate was applicable to the mixed use of a pole attachment for the provision of both cable and Internet access services.  However, in late 2007, the FCC issued a Notice of Proposed Rulemaking in which it “tentatively concludes” that this approach should be modified.  The change could affect the pole attachment rates we pay when we offer either data or voice services over our broadband facility.  Any changes in the FCC approach could result in a substantial increase in our pole attachment costs.

We may be required to provide access to our network to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable's broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities.  In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities.  Notwithstanding Brand X, there has been continued advocacy by certain internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks.  The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers.  If we were not allowed to manage our network as we believe best serves our customers, or were prohibited from charging heavy bandwidth intensive services a fee for expanding our network capacity or for use of our networks, we believe that it could impair our ability to provide high quality service to our customers or use our bandwidth in ways that would generate maximum revenues. In April 2007, the FCC issued a notice of inquiry regarding the marketing practices of broadband providers as a precursor to considering the need for any FCC regulation of internet service providers.  In addition, legislative proposals have been introduced in Congress to mandate how providers manage their networks  or to direct the FCC to conduct a study in that regard.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local PEG programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  Under two recently released FCC orders, it appears that our carriage obligations regarding local broadcast programming and commercial leased access programming will increase substantially if these orders are not reversed in administrative reconsiderations or judicial appeals.  The FCC recently adopted a new transition plan addressing the cable industry’s broadcast carriage obligations once the broadcast industry migration from analog to digital transmission is completed in February 2009.  Under the FCC’s transition plan, most cable systems will be required to offer both an analog and digital version of local broadcast signals for three years after the digital transition date.  This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission (multicast carriage) or if our broadcast carriage obligations are otherwise expanded.  The FCC also adopted new commercial leased access rules which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens.  These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential.  It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications requirements, such as E911 and Universal Service requirements to many VoIP providers such as us.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

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

Our subsidiaries generally lease space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the real property and building for our principal executive offices.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce.  We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3.  Legal Proceedings.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al.  On September 5, 2006, Ronald A. Katz Technology Licensing, L.P. served a lawsuit on Charter and a group of other companies in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants have infringed its interactive telephone patents.  Charter denied the allegations raised in the complaint.  On March 20, 2007, the Judicial Panel on Multi-District Litigation transferred this case, along with 24 others, to the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings.  Discovery is now proceeding.  Charter is vigorously contesting this matter.

Rembrandt Technologies, LP v. Charter Communications et al.  (Rembrandt I) On June 6, 2006, Rembrandt Technologies, LP sued Charter and several other cable companies in the U.S. District Court for the Eastern District of Texas, alleging patent infringement.  Rembrandt's complaint alleges that each defendant's high speed data service infringes three patents owned by Rembrandt.  Charter has denied Rembrandt’s allegations.

Rembrandt Technologies, LP v. Charter Communications, Inc. et al. (Rembrandt II) On November 30, 2006, Rembrandt Technologies, LP again filed suit against Charter and another cable company in the U.S. District Court for the Eastern District of Texas, alleging patent infringement of an additional five patents allegedly related to high-speed Internet over cable. Charter has denied Rembrandt’s allegations.

On June 18, 2007, the Rembrandt I and Rembrandt II cases were combined in a multi-district litigation proceeding in the U. S. District Court for the District of Delaware to conduct pre-trial proceedings before sending the cases back to the U. S. District Court for the Eastern District of Texas for trial, if necessary.  Charter is vigorously contesting both Rembrandt I and Rembrandt II.  On November 21, 2007, certain vendors of the equipment that is the subject of Rembrandt I and Rembrandt II cases filed a declaratory judgment against Rembrandt seeking a declaration of non-infringement and invalidity on all but one of the patents at issue in those cases.  On January 16, 2008 Rembrandt filed an answer in that case and a third party counterclaim against Charter and the other MSOs for infringement of all but one of the patents already at issue in Rembrandt I and Rembrandt II.  On February 7, 2008, Charter filed an answer to Rembrandt’s counterclaims and added a counter-counterclaim against Rembrandt for a declaration of non-infringement on the remaining patent.

Verizon Services Corp. et al. v. Charter Communications, Inc. et al.  On February 5, 2008, four Verizon entities sued Charter Communications, Inc. and two other Charter subsidiaries in the U.S. District Court for the Eastern District of Texas, alleging that the provision of telephone service by Charter infringes eight patents owned by the Verizon entities. Charter was served with the complaint on February 6, 2008 and intends to vigorously defend against this lawsuit.

We and our parent companies are also defendants or co-defendants in several other unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses.  Other industry participants are also defendants in certain of these cases, and, in many cases including those described above, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions.

In the event that a court ultimately determines that we infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue.  While we believe the lawsuits are without merit and intend to defend the actions vigorously, all of these patent lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations, or liquidity.

Other Proceedings

We and our parent companies also are party to other lawsuits and claims that arise in the ordinary course of conducting our business.  The ultimate outcome of these other legal matters pending against us or our parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on our consolidated financial condition, results of operations, or liquidity.  Whether or not we ultimately prevail in any particular lawsuit or claim, litigation can be time consuming and costly and injure our reputation.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)	Market Information

Our membership interests are not publicly traded.

(B)	Holders

All of the membership interests of Charter Holdings are owned by CCHC.  All of the outstanding capital stock of Charter Capital is owned by Charter Holdings.  All of the membership interests of CCH II are owned by CCH I and indirectly by Charter Holdings.  All of the outstanding capital stock of CCH II Capital Corp. is owned by CCH II.  All of the membership interests of CCO Holdings are owned by CCH II and indirectly by Charter Holdings.  All of the outstanding capital stock of CCO Holdings Capital Corp. is owned by CCO Holdings.

(C)	Dividends

None.

(D)  Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2007 with respect to equity compensation plans of Charter:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	25,681,561 (1)	$ 4.02	22,759,689
Equity compensation plans not approved by security holders	289,268 (2)	$ 3.91	--

TOTAL	25,970,829	$ 4.02	22,759,689
_____________
(1)
This total does not include 4,112,375 shares issued pursuant to restricted stock grants made under Charter’s 2001 Stock Incentive Plan, which were or are subject to vesting based on continued employment or 28,008,985 performance shares issued under Charter’s Long Term Incentive Program under Charter’s 2001 Stock Incentive Plan, which are subject to vesting based on continued employment and Charter’s achievement of certain performance criteria.

(2)	Includes shares of Charter’s Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant.

For information regarding securities issued under Charter’s equity compensation plans, see Note 18 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Holdings, CCH II and CCO Holdings and subsidiaries as of and for the years ended December 31, 2007, 2006, and 2005.

Overview

Charter Holdings, including its indirect subsidiaries, CCH II and CCO Holdings, through their operating subsidiary, Charter Operating, operate broadband communications businesses in the United States, with approximately 5.6 million customers at December 31, 2007.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, and telephone services, as well as, advanced broadband services (such as OnDemand, high definition television service and DVR).  Results for Charter Holdings, CCH II, and CCO Holdings are discussed below.  Because all operating activities take place at our subsidiary, Charter Operating, and its subsidiaries, results of operations are identical through operating income from continuing operations.

Approximately 89% and 88% of our revenues for each of the years ended December 31, 2007 and 2006, respectively, are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone, and commercial services provided by our cable systems.  Generally, these customer subscriptions may be discontinued by the customer at any time.  The remaining 11% and 12% of revenue is derived primarily from advertising revenues, franchise fee revenues (which are collected by us but then paid to local franchising authorities), pay-per-view and OnDemand programming (where users are charged a fee for individual programs viewed), installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

The cable industry's and our most significant competitive challenges stem from DBS providers and DSL service providers.  In addition, telephone companies either offer or are making upgrades of their networks that will allow them to offer services that provide features and functions similar to our video, high-speed Internet, and telephone services, and they also offer them in bundles similar to ours.  We believe that competition from DBS and telephone companies has resulted in net video customer losses.  In addition, we face increasingly limited opportunities to expand our customer base now that approximately 56% of our video customers subscribe to our digital video service.  These factors have contributed to decreased growth rates for digital video customers.  Similarly, competition from DSL providers along with increasing penetration of high-speed Internet service in homes with computers has resulted in decreased growth rates for high-speed Internet customers.  In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, high definition television, and telephone.  We expect to continue to grow revenues through price increases and high-speed Internet upgrades, increases in the number of our customers who purchase bundled services including high-speed Internet and telephone, and through sales of incremental advanced services including wireless networking, high definition television, OnDemand, and DVR service.  In addition, we expect to increase revenues by expanding the sales of our services to our commercial customers.  However, we cannot assure you that we will be able to grow revenues at historical rates, if at all.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense.  Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs and franchise fees.  Selling, general and administrative expenses primarily include salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense, and property taxes.  We are attempting to control our costs of operations by maintaining strict controls on expenses.  More specifically, we are focused on managing our cost structure by improving workforce productivity, and leveraging our growth, and increasing the effectiveness of our purchasing activities.

Our operating income from continuing operations increased to $548 million for the year ended December 31, 2007 from $367 million for the year ended December 31, 2006.  We had positive operating margins (defined as operating income from continuing operations divided by revenues) of 9% and 7% for the years ended December 31, 2007 and 2006, respectively.  The improvement in operating income from continuing operations and operating margin for the years ended December 31, 2007 and 2006 is principally due to an increase in revenue over expenses as a result of increased customers for high-speed Internet, digital video, and telephone customers, as well as overall rate increases.

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

Beginning in 2004 and continuing through 2007, we sold several cable systems to divest geographically non-strategic assets and allow for more efficient operations, while also reducing debt or increasing our liquidity.  In 2006 and 2007, we closed the sale of certain cable systems representing a total of approximately 390,300 and 85,100 video customers, respectively.  As a result of these sales we have improved our geographic footprint by reducing our number of headends, increasing the number of customers per headend, and reducing the number of states in which the majority of our customers reside.  We have also made certain geographically strategic acquisitions in 2006 and 2007 adding 17,600 and 25,500 video customers, respectively.

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

Results of Operations

The following tables set forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions):

	Charter Holdings
	Year Ended December 31,
	2007		2006

Revenues	$6,002	100%	$5,504	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,620	44%	2,438	44%
Selling, general and administrative	1,289	21%	1,165	21%
Depreciation and amortization	1,328	22%	1,354	25%
Impairment of franchises	178	3%	--	--
Asset impairment charges	56	1%	159	3%
Other operating (income) expenses, net	(17)	--	21	--

	5,454	91%	5,137	93%

Operating income from continuing operations	548	9%	367	7%

Interest expense, net	(1,811)		(1,811)
Gain (loss) on extinguishment of debt	(35)		81
Other income (expense), net	(55)		17

Loss from continuing operations before income taxes	(1,353)		(1,346)
Income tax expense	(20)		(7)

Loss from continuing operations	(1,373)		(1,353)

Income from discontinued operations, net of tax	--		238

Net loss	$(1,373)		$(1,115)

	CCH II
	Year Ended December 31,
	2007		2006

Revenues	$6,002	100%	$5,504	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,620	44%	2,438	44%
Selling, general and administrative	1,289	21%	1,165	21%
Depreciation and amortization	1,328	22%	1,354	25%
Impairment of franchises	178	3%	--	--
Asset impairment charges	56	1%	159	3%
Other operating (income) expenses, net	(17)	--	21	--

	5,454	91%	5,137	93%

Operating income from continuing operations	548	9%	367	7%

Interest expense, net	(1,014)		(975)
Loss on extinguishment of debt	(32)		(27)
Other income (expense), net	(70)		2

Loss from continuing operations before income taxes	(568)		(633)
Income tax expense	(20)		(7)

Loss from continuing operations	(588)		(640)

Income from discontinued operations, net of tax	--		238

Net loss	$(588)		$(402)

	CCO Holdings
	Year Ended December 31,
	2007		2006

Revenues	$6,002	100%	$5,504	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,620	44%	2,438	44%
Selling, general and administrative	1,289	21%	1,165	21%
Depreciation and amortization	1,328	22%	1,354	25%
Impairment of franchises	178	3%	--	--
Asset impairment charges	56	1%	159	3%
Other operating (income) expenses, net	(17)	--	21	--

	5,454	91%	5,137	93%

Operating income from continuing operations	548	9%	367	7%

Interest expense, net	(776)		(766)
Loss on extinguishment of debt	(32)		(27)
Other income (expense), net	(70)		2

Loss from continuing operations before income taxes	(330)		(424)
Income tax expense	(20)		(7)

Loss from continuing operations	(350)		(431)

Income from discontinued operations, net of tax	--		238

Net loss	$(350)		$(193)

Revenues.  Average monthly revenue per video customer, measured on an annual basis, has increased from $82 in 2006 to $93 in 2007.  Average monthly revenue per video customer represents total annual revenue, divided by twelve, divided by the average number of video customers during the respective period.  Revenue growth in 2007 and 2006 primarily reflects increases in the number of customers, price increases, and incremental video revenues from OnDemand, DVR and high-definition television services.  Cable system sales, net of acquisitions, in 2006 and 2007 reduced the increase in revenues in 2007 as compared to 2006 by approximately $90 million.

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2007		2006		2007 over 2006
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$3,392	56%	$3,349	61%	$43	1%
High-speed Internet	1,252	21%	1,051	19%	201	19%
Telephone	343	6%	135	2%	208	154%
Advertising sales	298	5%	319	6%	(21)	(7%)
Commercial	341	6%	305	6%	36	12%
Other	376	6%	345	6%	31	9%

	$6,002	100%	$5,504	100%	$498	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers.  Video customers decreased by 213,400 customers in 2007, of which 97,100 were related to system sales, net of acquisitions.  Digital video customers increased by 112,000 customers in 2007.  The increase in 2007 was reduced by the sale, net of acquisitions, of 38,100 digital customers.  The increase in video revenues are attributable to the following (dollars in millions):

2007 compared to 2006

Rate adjustments and incremental video services	$88
Increase in digital video customers	59
Decrease in analog video customers	(41)
System sales, net of acquisitions	(63)

$43

High-speed Internet customers grew by 280,300 customers in 2007.  The increase in 2007 was reduced by system sales, net of acquisitions, of 8,800 high-speed Internet customers.  The increase in high-speed Internet revenues from our non-commercial customers are attributable to the following (dollars in millions):

2007 compared to 2006

Increase in high-speed Internet customers	$150
Rate adjustments and service upgrades	62
System sales, net of acquisitions	(11)

$201

Revenues from telephone services increased primarily as a result of an increase of 513,500 telephone customers in 2007, of which 500 were related to acquisitions.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors.  In 2007, advertising sales revenues decreased primarily as a result of a decrease in national advertising sales, including political advertising, as a result of decreases in advertising sales revenues from programmers, and a decrease of $3 million as a result of system sales.  For the years ended December 31, 2007 and 2006, we received $13 million and $17 million, respectively, in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.  The increases were reduced by approximately $6 million in 2007 as a result of system sales.

Other revenues consist of franchise fees, equipment rental, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the years ended December 31, 2007 and 2006, franchise fees represented approximately 47% and 52%, respectively, of total other revenues.  The increase was primarily the result of increases in universal service fund revenues, wire maintenance fees, and late payment fees.  The increase was reduced by approximately $7 million as a result of system sales.

Operating expenses.  The increase in our operating expenses is attributable to the following (dollars in millions):

2007 compared to 2006

Programming costs	$106
Labor costs	49
Costs of providing high-speed Internet and telephone services	33
Maintenance costs	20
Other, net	23
System sales, net of acquisitions	(49)

$182

Programming costs were approximately $1.6 billion and $1.5 billion, representing 60% and 61% of total operating expenses for the years ended December 31, 2007 and 2006, respectively.  Programming costs consist primarily of costs paid to programmers for analog, premium, digital, OnDemand, and pay-per-view programming.  The increases in programming costs are primarily a result of contractual rate increases.  Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $22 million and $32 million in 2007 and 2006, respectively.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, amounts paid for retransmission consent, and additional programming, including high-definition and OnDemand programming, being provided to our customers.

Labor costs increased due to an increase in headcount to support improved service levels and telephone deployment.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

2007 compared to 2006

Customer care costs	$62
Marketing costs	58
Employee costs	24
Property and casualty costs	(7)
Other, net	2
System sales, net of acquisitions	(15)

$124

Depreciation and amortization. Depreciation and amortization expense decreased by $26 million in 2007.  During 2007, the decrease in depreciation was primarily the result of system sales, certain assets becoming fully depreciated, and an $8 million decrease due to the impact of changes in the useful lives of certain assets.

Impairment of franchises. Largely driven by increased competition being experienced by us and our peers, we lowered our projected revenue and expense growth rates and increased our projected capital expenditures, and accordingly revised our estimates of future cash flows as compared to those used in prior valuations.  As a result, we recorded $178 million of impairment for the year ended December 31, 2007.  The valuation completed at October 1, 2006 showed franchise values in excess of book value, and thus resulted in no impairments.

Asset impairment charges. Asset impairment charges for the years ended December 31, 2007 and 2006 represent the write-down of assets related to cable asset sales to fair value less costs to sell.  See Note 4 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other operating (income) expenses, net.  The decrease in other operating expenses, net is attributable to the following (dollars in millions):

2007 compared to 2006

Decrease in losses on sales of assets	$(11)
Decrease in special charges, net	(27)

$(38)

For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net.

Charter Holdings.  Net interest expense was $1.8 billion for each of the years ended December 31, 2007 and 2006.  The impact of the increase in average debt outstanding from $18.7 billion in 2006 to $19.2 billion in 2007 was partially offset by the impact of a decrease in our average borrowing rate from 9.6% in 2006 to 9.3% in 2007.

CCH II.  Net interest expense increased by $39 million in 2007 from 2006.  The increase in net interest expense was a result of an increase in average debt outstanding from $10.9 billion in 2006 to $11.9 billion in 2007 and was partially offset by a decrease in our average borrowing rate from 8.6% in 2006 to 8.1% in 2007.

CCO Holdings.  Net interest expense increased by $10 million in 2007 from 2006.  The increase in net interest expense was a result of an increase in average debt outstanding from $8.7 billion in 2006 to $9.4 billion in 2007 and was partially offset by a decrease in our average borrowing rate from 8.2% in 2006 to 7.6% in 2007.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt consists of the following for the years ended December 31, 2007 and 2006 (dollars in millions).

	Year Ended December 31,
	2007	2006

CCO Holdings debt refinancings	$(19)	$(3)
Charter Operating credit facility refinancing	(13)	(24)

Gain (loss) on extinguishment of debt – CCH II and CCO Holdings	(32)	(27)
Charter Holdings debt exchanges and refinancings	(3)	108

Gain (loss) on extinguishment of debt – Charter Holdings	$(35)	$81

For more information, see Notes 9 and 16 to the accompanying consolidated financial statements contained in “Item 8.  Financial Statements and Supplementary Data.”

Other income (expense), net.  The decrease in other income, net is attributable to the following (dollars in millions):

	2007 compared to 2006
	Charter Holdings	CCH II and CCO Holdings

Decrease in gain (loss) on derivative instruments and hedging activities, net	$(52)	$(52)
Decrease in minority interest	(3)	(2)
Decrease in investment income	(15)	(15)
Other, net	(2)	(3)

	$(72)	$(72)

For more information, see Note 17 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax expense. Income tax expense was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect subsidiaries.  Income tax expense for the year ended December 31, 2007 includes $18 million of income tax expense previously recorded at our indirect parent company.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax, decreased in 2007 compared to 2006 due to the sale of the West Virginia and Virginia systems in July 2006.

Net loss. The impact to net loss in 2007 and 2006 of asset impairment charges, impairment of franchises, extinguishment of debt, and gain on sale of discontinued operations, net of related tax effects, at Charter Holdings was to increase net loss by approximately $267 million and decrease net loss by approximately $160 million, respectively, and at CCH II and CCO Holdings was to increase net loss by $264 million and decrease net loss by approximately $52 million for each, respectively.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Debt and Liquidity

We have significant amounts of debt.  As of December 31, 2007, the accreted value of Charter Holdings’, CCH II’s, and CCO Holdings’ total debt was approximately $19.5 billion, $12.3 billion, and $9.9 billion, respectively, as summarized below (dollars in millions):

	December 31, 2007
			Semi-Annual
	Principal	Accreted	Interest Payment	Maturity
	Amount	Value(a)	Dates	Date(b)
Charter Operating:
8.000% senior second-lien notes due 2012	$1,100	$1,100	4/30 & 10/30	4/30/12
8 3/8% senior second-lien notes due 2014	770	770	4/30 & 10/30	4/30/14
Credit facility	6,844	6,844		varies
CCO Holdings:
8 3/4% senior notes due 2013	800	795	5/15 & 11/15	11/15/13
Credit facility	350	350		9/6/14
Total CCO Holdings	9,864	9,859

CCH II (a):
10.250% senior notes due 2010	2,198	2,192	3/15 & 9/15	9/15/10
10.250% senior notes due 2013	250	260	4/1 & 10/1	10/1/13
Total CCH II	12,312	12,311

CCH I (a):
11.00% senior notes due 2015	3,987	4,083	4/1 & 10/1	10/1/15
CIH (a):
11.125% senior notes due 2014	151	151	1/15 & 7/15	1/15/14
13.500% senior discount notes due 2014	581	581	1/15 & 7/15	1/15/14
9.920% senior discount notes due 2014	471	471	4/1 & 10/1	4/1/14
10.000% senior notes due 2014	299	299	5/15 & 11/15	5/15/14
11.750% senior discount notes due 2014	815	815	5/15 & 11/15	5/15/14
12.125% senior discount notes due 2015	217	217	1/15 & 7/15	1/15/15
Charter Holdings:
10.000% senior notes due 2009	88	88	4/1 & 10/1	4/1/09
10.750% senior notes due 2009	63	63	4/1 & 10/1	10/1/09
9.625% senior notes due 2009	37	37	5/15 & 11/15	11/15/09
10.250% senior notes due 2010	18	18	1/15 & 7/15	1/15/10
11.750% senior discount notes due 2010	16	16	1/15 & 7/15	1/15/10
11.125% senior notes due 2011	47	47	1/15 & 7/15	1/15/11
13.500% senior discount notes due 2011	60	60	1/15 & 7/15	1/15/11
9.920% senior discount notes due 2011	51	51	4/1 & 10/1	4/1/11
10.000% senior notes due 2011	69	69	5/15 & 11/15	5/15/11
11.750% senior discount notes due 2011	54	54	5/15 & 11/15	5/15/11
12.125% senior discount notes due 2012	75	75	1/15 & 7/15	1/15/12
Total Charter Holdings	$19,411	$19,506

(a)
The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, certain notes are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due).  As of December 31, 2007, the accreted value of Charter Holdings’, CCH II’s, and CCO Holdings’ debt for legal purposes and notes indentures purposes was $19.4 billion, $12.3 billion, and $9.9 billion, respectively.

(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table (except with respect to the 10.000% Charter Holdings notes due 2009, the 10.75% Charter Holdings notes due 2009, and the 9.625% Charter Holdings notes due 2009) in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.  For additional information see Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

In 2008, $65 million of Charter Operating’s credit facility matures, and in 2009, an additional $188 million of Charter Holdings’ notes mature, and $65 million of Charter Operating’s credit facility matures.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.  The following tables summarize our payment obligations as of December 31, 2007 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Charter Holdings
	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$19,411	$65	$2,550	$1,586	$15,210
Long-Term Debt Interest Payments (2)	9,965	1,632	3,232	2,758	2,343
Payments on Interest Rate Instruments (3)	155	44	91	20	--
Capital and Operating Lease Obligations (4)	91	21	32	19	19
Programming Minimum Commitments (5)	1,020	331	418	215	56
Other (6)	475	374	99	2	--

Total	$31,117	$2,467	$6,422	$4,600	$17,628

	CCH II
	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$12,312	$65	$2,328	$1,230	$8,689
Long-Term Debt Interest Payments (2)	4,326	836	1,666	1,264	560
Payments on Interest Rate Instruments (3)	155	44	91	20	--
Capital and Operating Lease Obligations (4)	91	21	32	19	19
Programming Minimum Commitments (5)	1,020	331	418	215	56
Other (6)	475	374	99	2	--

Total	$18,379	$1,671	$4,634	$2,750	$9,324

	CCO Holdings
	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$9,864	$65	$130	$1,230	$8,439
Long-Term Debt Interest Payments (2)	3,496	585	1,164	1,213	534
Payments on Interest Rate Instruments (3)	155	44	91	20	--
Capital and Operating Lease Obligations (4)	91	21	32	19	19
Programming Minimum Commitments (5)	1,020	331	418	215	56
Other (6)	475	374	99	2	--

Total	$15,101	$1,420	$1,934	$2,699	$9,048

(1)
The tables present maturities of long-term debt outstanding as of December 31, 2007.  Refer to Notes 9 and 21 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.  Does not include $123 million, $123 million, and $332 million of Loans Payable – Related Party for Charter Holdings, CCH II, and CCO Holdings, respectively

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2007 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2007.  Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
Represents amounts we will be required to pay under our interest rate hedge agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2007.

(4)
We lease certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2007 and 2006, were $23 million and $23 million, respectively.

(5)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were approximately $1.6 billion and $1.5 billion, for the years ended December 31, 2007 and 2006, respectively.  Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(6)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations tables because the obligations are not fixed and/or determinable due to various factors discussed below.  However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations.  Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2007 and 2006, was $47 million and $44 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  We also pay other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $172 million and $175 million, for the years ended December 31, 2007 and 2006, respectively.

•
We also have $136 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.  These letters of credit reduce the amount we may borrow under our credit facilities.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the year ended December 31, 2007, Charter Holdings, CCH II, and CCO Holdings generated $323 million, $1.1 billion, and $1.4 billion of net cash flows from operating activities after paying cash interest of $1.8 billion, $980 million, and $728 million, respectively.  In addition, we used $1.2 billion for purchases of property, plant and equipment.  Finally, Charter Holdings and CCH II had net cash flows provided by financing activities of $825 million and $26 million, respectively, and CCO Holdings had net cash used in financing activities of $226 million.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our and our parent companies’ access to the debt markets, Charter’s access to the equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.  On a consolidated basis, we and our parent companies have a significant level of debt, which totaled approximately $19.9 billion as of December 31, 2007.

After the receipt in March 2008 of net proceeds from the Charter Operating 10.875% 2nd lien notes due 2014 and the Incremental Term Loans, we expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our and our parent companies’ projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities, and the amounts available under our credit facilities will not be sufficient to fund our and our parent companies’ projected cash needs in 2010 (primarily as a result of the CCH II $2.2 billion of senior notes maturing in September 2010 ) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we and our parent companies have been able to refinance or otherwise fund the repayment of debt in the past, we and our parent companies may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when we need to raise additional liquidity.

Access to Capital

Our significant amount of debt could negatively affect our ability to access additional capital in the future.  Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities.  No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition, or other unfavorable events.  If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities, we would consider:

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

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios, and meet financial tests, and provide annual audited financial statements with an unqualified opinion from our independent accountants.  As of December 31, 2007, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months.  As of December 31, 2007, our potential availability under Charter Operating’s revolving credit facility totaled approximately $1.0 billion, none of which was limited by covenant restrictions.  Continued access to our revolving credit facility is subject to our remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our parent companies’ debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations.

A failure by Charter Holdings, CIH, CCH I, CCH II or CCO Holdings to satisfy their debt payment obligations could, or a bankruptcy with respect to Charter Holdings, CIH, CCH I, CCH II, or CCO Holdings would, give the lenders under our credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indenture governing our notes.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  In October 2007, Charter Holdco completed an exchange offer in which $364 million of Charter’s 5.875% convertible senior notes due November 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of December 31, 2007, Charter Holdco was owed $123 million in intercompany loans from Charter Operating and had $62 million in cash, which amounts were available to pay interest and principal on Charter’s convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facility, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended December 31, 2007, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on December 31, 2007 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended December 31, 2007, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on December 31, 2007 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

Historical Operating, Financing and Investing Activities

Cash and Cash Equivalents.  Charter Holdings, CCH II, and CCO Holdings held $13 million, $7 million, and $2 million, respectively, in cash and cash equivalents as of December 31, 2007 compared to $38 million, $32 million, and $28 million as of December 31, 2006, respectively.

Operating Activities.  Net cash provided by operating activities for Charter Holdings increased $16 million, or 5%, from $307 million for the year ended December 31, 2006 to $323 million for the year ended December 31, 2007, primarily as a result of revenues increasing at a faster rate than cash operating expenses, offset by an increase of $80 million in interest on cash pay obligations and changes in operating assets and liabilities that provided $45 million less cash during the year ended December 31, 2007 than the corresponding period in 2006.

Net cash provided by operating activities for CCH II increased $93 million, or 9%, from $1.0 billion for the year ended December 31, 2006 to $1.1 billion for the year ended December 31, 2007, primarily as a result of revenues increasing at a faster rate than cash operating expenses, offset by an increase of  $44 million in interest on cash pay obligations and changes in operating assets and liabilities that provided $7 million less cash during the year ended December 31, 2007 than the corresponding period in 2006.

Net cash provided by operating activities for CCO Holdings increased $135 million, or 11%, from $1.2 billion for the year ended December 31, 2006 to $1.4 billion for the year ended December 31, 2007, primarily as a result of revenues increasing at a faster rate than cash operating expenses and changes in operating assets and liabilities that provided $6 million more cash during the year ended December 31, 2007 than the corresponding period in 2006, offset by an increase of $16 million in interest on cash pay obligations during the same period.

Investing Activities. Net cash used in investing activities for each of Charter Holdings, CCH II and CCO Holdings for the years ended December 31, 2007 and 2006 was $1.2 billion and $65 million, respectively.  Investing activities used $1.1 billion more cash during the year ended December 31, 2007 than the corresponding period in 2006 primarily due to $1.0 billion of proceeds received in 2006 from the sale of assets, including cable systems.

Financing Activities. Net cash provided by financing activities for Charter Holdings and CCH II was $825 million and $26 million, and net cash used by financing activities for CCO Holdings was $226 million for the year ended December 31, 2007, respectively. Net cash used by financing activities for Charter Holdings, CCH II and CCO Holdings was $218 million, $935 million, and $1.1 billion for the year ended December 31, 2006, respectively.  The increase in cash provided for Charter Holdings and CCH II  and the decrease in cash used for CCO Holdings during the year ended December 31, 2007 compared to the corresponding period in 2006, was primarily the result of an increase in borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.2 billion and $1.1 billion for the years ended December 31, 2007 and 2006, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and support capital to meet increased digital, high-speed Internet, and telephone customer growth.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities.  In addition, during the years ended December 31, 2007 and 2006, our liabilities related to capital expenditures decreased by $2 million and increased by $24 million, respectively.

During 2008, we expect capital expenditures to be approximately $1.2 billion.  We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  We have funded and expect to continue to fund capital expenditures for 2008 primarily from cash flows from operating activities and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven then publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association (“NCTA”).  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under accounting principles generally accepted in the United States (“GAAP”), nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2007 and 2006 (dollars in millions):

	For the years ended December 31,
	2007	2006

Customer premise equipment (a)	$578	$507
Scalable infrastructure (b)	232	214
Line extensions (c)	105	107
Upgrade/Rebuild (d)	52	45
Support capital (e)	277	230

Total capital expenditures	$1,244	$1,103
____________
(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, and customer premise equipment (e.g., set-top boxes and cable modems, etc.).

(b)
Scalable infrastructure includes costs not related to customer premise equipment or our network, to secure growth of new customers, revenue units, and additional bandwidth revenues, or provide service enhancements (e.g., headend equipment).

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

Description of Our Outstanding Debt

Overview

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

Credit Facilities – General

Charter Operating Credit Facilities

The Charter Operating credit facilities were amended and restated in March 2007, among other things, to defer maturities and to increase availability. The Charter Operating credit facilities provide borrowing availability of up to $8.0 billion as follows:

•
a term loan with a total principal amount of $6.5 billion, which is repayable in equal quarterly installments, commencing March 31, 2008, and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014; and

•	a revolving line of credit of $1.5 billion, with a maturity date on March 6, 2013.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future with an aggregate amount of up to $1.0 billion, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term loan.  However, no assurance can be given that such incremental term loans could be obtained if Charter Operating sought to do so.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 2.00% for the revolving credit facility and 2.00% for the term loan, and quarterly commitment fees of 0.5% per annum is payable on the average daily unborrowed balance of the revolving credit facility.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

CCO Holdings Credit Facility

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings credit facility”) which consists of a $350 million term loan facility.  The facility matures in September 2014.  The CCO Holdings credit facility also allows us to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such term loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that such incremental term loans could be obtained if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  The applicable margin with respect to incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Credit Facilities — Restrictive Covenants

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter. Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the CCHC notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the CCO Holdings credit facility, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the credit facilities. Conditions to future borrowings include absence of a default or an event of default under the credit facilities, and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2005 of any event, development, or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

The events of default under the Charter Operating credit facilities include among other things:

•	the failure to make payments when due or within the applicable grace period,

•	the failure to comply with specified covenants, including, but not limited to. a covenant to annually deliver audited financial statements with an unqualified opinion from our independent accountants,

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $100 million in aggregate principal amount,

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0.  See “-Summary of Restricted Covenants of Our High Yield Notes.”  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCI convertible senior notes, the CCHC notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Outstanding Notes

Charter Communications Operating, LLC Notes

On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014.  In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007.  In March 2006, Charter Operating exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of Charter Operating 8 3/8% senior second-lien notes due 2014.

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

CCO Holdings, LLC Notes

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013 ( the “CCOH 2013 Notes”).  The CCOH 2013 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp., including the CCO Holdings credit facility.  The CCOH 2013 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.

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

CCH I Holdings, LLC Notes

In September 2005, CIH and CCH I Holdings Capital Corp. jointly issued $2.5 billion total principal amount of 9.92% to 13.50% senior accreting notes due 2014 and 2015 in exchange for an aggregate amount of $2.4 billion of Charter Holdings notes due 2011 and 2012, issued over six series of notes and with varying interest rates as set forth in the table above under “Liquidity and Capital Resources – Overview of Our Debt and Liquidity.”  The notes are guaranteed on a senior unsecured basis by Charter Holdings.

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

Charter Communications Holdings, LLC Notes

From March 1999 through January 2002, Charter Holdings and Charter Communications Holdings Capital Corporation (“Charter Capital”) jointly issued $10.2 billion total principal amount of notes, of which $578 million total principal amount was outstanding as of December 31, 2007.  The notes were issued over 15 series of notes with maturities from 2007 through 2012 and have varying interest rates as set forth in the table above under “Liquidity and Capital Resources – Overview of Our Debt and Liquidity.”  The Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital.  They rank equally with all other current and future unsecured, unsubordinated obligations of Charter Holdings and Charter Capital.  They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CIH notes, the CCH I notes, CCH II notes, the CCO Holdings notes, the Charter Operating notes, and the Charter Operating credit facilities.

Redemption Provisions of Our High Yield Notes

The various notes issued by our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal

Charter Operating:
8% senior second-lien notes due 2012	At any time	*
8 3/8% senior second-lien notes due 2014	April 30, 2009 – April 29, 2010	104.188%
	April 30, 2010 – April 29, 2011	102.792%
	April 30, 2011 – April 29, 2012	101.396%
	Thereafter	100.000%
CCO Holdings:
8 3/4% senior notes due 2013	November 15, 2008 – November 14, 2009	104.375%
	November 15, 2009 – November 14, 2010	102.917%
	November 15, 2010 – November 14, 2011	101.458%
	Thereafter	100.000%
CCH II:
10.250% senior notes due 2010	September 15, 2008 – September 14, 2009	105.125%
	Thereafter	100.000%
10.250% senior notes due 2013**	October 1, 2010 – September 30, 2011	105.125%
	October 1, 2011 – September 30, 2012	102.563%
	Thereafter	100.000%
CCH I:
11.000% senior notes due 2015***	October 1, 2010 – September 30, 2011	105.500%
	October 1, 2011 – September 30, 2012	102.750%
	October 1, 2012 – September 30, 2013	101.375%
	Thereafter	100.000%

CIH:
11.125% senior discount notes due 2014	January 15, 2008 - January 14, 2009	101.854%
	Thereafter	100.000%
13.500% senior discount notes due 2014	January 15, 2008 - January 14, 2009	102.250%
	Thereafter	100.000%
9.920% senior discount notes due 2014	At any time	100.000%
10.000% senior discount notes due 2014	September 30, 2007 - May 14, 2008	103.333%
	May 15, 2008 - May 14, 2009	101.667%
	Thereafter	100.000%
11.750% senior discount notes due 2014	September 30, 2007 - May 14, 2008	103.917%
	May 15, 2008 - May 14, 2009	101.958%
	Thereafter	100.000%
12.125% senior discount notes due 2015	January 15, 2008 - January 14, 2009	104.042%
	January 15, 2009 - January 14, 2010	102.021%
	Thereafter	100.000%
Charter Holdings:
10.000% senior notes due 2009	Not callable	N/A
10.750% senior discount notes due 2009	Not callable	N/A
9.625% senor notes due 2009	Not callable	N/A
10.250% senior notes due 2010	January 15, 2008 – Thereafter	100.000%
11.750% senior discount notes due 2010	January 15, 2008 – Thereafter	100.000%
11.125% senior notes due 2011	January 15, 2008 – January 14, 2009	101.854%
	Thereafter	100.000%
13.500% senior discount notes due 2011	January 15, 2008 – January 14, 2009	102.250%
	Thereafter	100.000%
9.920% senior discount notes due 2011	At any time	100.000%
10.000% senior notes due 2011	May 15, 2007 – May 14, 2008	103.333%
	May 15, 2008 – May 14, 2009	101.667%
	Thereafter	100.000%
11.750% senior discount notes due 2011	May 15, 2007 – May 14, 2008	103.917%
	May 15, 2008 – May 14, 2009	101.958%
	Thereafter	100.000%
12.125% senior discount notes due 2012	January 15, 2008 – January 14, 2009	104.042%
	January 15, 2009 – January 14, 2010	102.021%
	Thereafter	100.000%

*
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

Restrictions on Additional Debt

The limitations on incurrence of debt and issuance of preferred stock contained in various indentures permit each of the respective notes issuers and its restricted subsidiaries to incur additional debt or issue preferred stock, so long as, after giving pro forma effect to the incurrence, the leverage ratio would be below a specified level for each of the note issuers as follows:

Issuer	Leverage Ratio

CCO	4.25 to 1
CCOH	4.5 to 1
CCH II	5.5 to 1
CCH I	7.5 to 1
CIH	8.75 to 1
Charter Holdings	8.75 to 1

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, each issuer and their restricted subsidiaries are permitted to issue among other permitted indebtedness:

•	up to an amount of debt under credit facilities not otherwise allocated as indicated below:
•	Charter Operating: $6.8 billion
•	CIH, CCH I, CCH II and CCO Holdings: $9.75 billion
•	Charter Holdings: $3.5 billion
•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets;
•	up to $300 million of additional debt for any purpose;
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

Restrictions on Distributions

Generally, under the various indentures each of the note issuers and their respective restricted subsidiaries are permitted to pay dividends on or repurchase equity interests, or make other specified restricted payments, only if the applicable issuer can incur $1.00 of new debt under the applicable leverage ratio test after giving effect to the transaction and if no default exists or would exist as a consequence of such incurrence.  If those conditions are met, restricted payments may be made in a total amount of up to the following amounts for the applicable issuer as indicated below:

•
Charter Operating:  the sum of 100% of Charter Operating’s Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by Charter Operating and not allocated to certain investments, cumulatively from April 1, 2004, plus $100 million;

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

•
CIH:  the sum of the greater of (a) $500 million or (b) 100% of CIH’s Consolidated EBITDA, as defined, minus 1.2 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by CIH and not allocated to the debt incurrence covenant or to permitted investments, all cumulatively from September 28, 2005; and

•
Charter Holdings:  the sum of 100% of Charter Holdings’ Consolidated EBITDA, as defined, minus 1.2 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by Charter Holdings and not allocated to the debt incurrence covenant or to permitted investments, all cumulatively from March 1999, the date of the first Charter Holdings indenture, plus $100 million.

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

Each of CIH, CCH I, CCH II, CCO Holdings, and Charter Operating and their respective restricted subsidiaries may make distributions or restricted payments:  (i) so long as certain defaults do not exist and even if the applicable leverage test referred to above is not met, to enable certain of its parents to pay interest on certain of their indebtedness or (ii) so long as the applicable issuer could incur $1.00 of indebtedness under the applicable leverage ratio test referred to above, to enable certain of its parents to purchase, redeem or refinance certain indebtedness.

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
•
investments aggregating up to 100% of new cash equity proceeds received by Charter Operating since April 27, 2004 to the extent the proceeds have not been allocated to the restricted payments covenant.

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

The note issuers and their restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, in excess of $100 million unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days, or productive assets.  The note issuers and their restricted subsidiaries are then required within 365 days after any asset sale either to use or commit to use the net cash proceeds over a specified threshold to acquire assets used or useful in their businesses or use the net cash proceeds to repay specified debt, or to offer to repurchase the issuer’s notes with any remaining proceeds.

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

Cross Acceleration

Our indentures and those of certain of our parent companies and our subsidiaries include various events of default, including cross acceleration provisions.  Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes.  As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes or the Charter Operating credit facilities could cause cross-defaults under our or our parent companies’ indentures.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We will adopt SFAS 157 effective January 1, 2008.  In February 2008, the FASB issued, FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect that the adoption of SFAS 159 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations: Applying the Acquisition Method, and SFAS 160, Consolidations, which provide guidance on the accounting and reporting for business combinations and minority interests in consolidated financial statements.  SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We are currently assessing the impact of SFAS 141R and SFAS 160 on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate risk management derivative instruments, including but not limited to interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements), to manage our interest costs and reduce our exposure to increases in floating interest rates.  Our policy is to manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, we agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

As of December 31, 2007 and 2006, Charter Holdings’, CCH II’s, and CCO Holdings’ accreted value of consolidated long-term debt, weighted average interest rates and percentage of debt effectively fixed, including the effects of our interest rate hedge agreements, are as follows (dollars in millions):

	Consolidated Charter Holdings		Consolidated CCH II		Consolidated CCO Holdings
	2007	2006	2007	2006	2007	2006
Consolidated long-term debt - accreted value	$19,506	$18,654	$12,311	$11,062	$9,859	$8,610
Weighted average interest rate - credit facilities	6.8%	7.9%	6.8%	7.9%	6.8%	7.9%
Weighted average interest rate - high-yield notes	10.3%	10.3%	9.1%	9.3%	8.2%	8.5%
Blended weighted average interest rate	9.1%	9.6%	7.9%	8.6%	7.3%	8.2%
Debt effectively fixed	85%	77%	76%	61%	68%	49%

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the years ended December 31, 2007 and 2006, other income (expense), net includes gains of $0 and $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive income (loss).  For the years ended December 31, 2007 and 2006, losses of $123 million and $1 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expense), net, in our statements of operations.  For the years ended December 31, 2007, and 2006, other income (expense), net includes losses of $46 million and gains of $4 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by Charter Holdings, CCH II, and CCO Holdings as of December 31, 2007 (dollars in millions):

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at December 31, 2007

Charter Holdings Consolidated
Fixed Rate Debt	$--	$188	$2,232	$281	$1,175	$8,341	$12,217	$10,281
Average Interest Rate	--	10.18%	10.26%	11.25%	8.26%	10.70%	10.39%

CCH II Consolidated
Fixed Rate Debt	$--	$--	$2,198	$--	$1,100	$1,820	$5,118	$4,958
Average Interest Rate	--	--	10.25%	--	8.00%	8.80%	9.25%

CCO Holdings Consolidated
Fixed Rate Debt	$--	$--	$--	$--	$1,100	$1,570	$2,670	$2,568
Average Interest Rate	--	--	--	--	8.00%	8.57%	8.33%

Charter Holdings, CCH II and CCO Holdings Consolidated
Variable Rate Debt	$65	$65	$65	$65	$65	$6,869	$7,194	$6,723
Average Interest Rate	5.94%	5.59%	6.16%	6.51%	6.77%	6.41%	6.40%

Interest Rate Instruments
Variable to Fixed Swaps	$--	$--	$500	$300	$2,500	$1,000	$4,300	$(169)
Average Pay Rate	--	--	6.81%	6.98%	6.95%	6.94%	6.93%
Average Receive Rate	--	--	6.25%	6.35%	6.90%	6.95%	6.80%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2007, including applicable bank spread.

At December 31, 2007 and 2006, we had outstanding $4.3 billion and $1.7 billion, respectively, in notional amounts of interest rate swaps.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this annual report beginning on page F-1.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

The following information under “Management’s Report on Internal Control Over Financial Reporting” is not filed but is furnished pursuant to Reg S-K Item 308T, "Internal Control Over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers and Newly Public Companies."

Charter’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control system was designed to provide reasonable assurance to Charter’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Charter’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III
Our executive officers are not our employees, but they are employees of, and appointed by, Charter, the sole manager of Charter Holdings, CCH II, and CCO Holdings, and our parent.  Neither Charter Holdings, CCH II nor CCO Holdings have a board of directors.  None of us have a compensation committee nor do we establish compensation policy.  As employees of Charter, our executive officers receive compensation from Charter.  You should refer to the proxy statement for Charter’s annual meeting for a discussion of its compensation policies and the compensation of its executive officers.

Item 14.  Principal Accounting Fees and Services.

Charter’s Audit Committee appoints, retains, compensates and oversees the independent registered public accounting firm (subject, if applicable, to board of director and/or stockholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with respect to independent registered public accounting firms. Pre-approvals of non-audit services are sometimes delegated to a single member of the Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at the Charter’s Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2007 and 2006. Each year, including 2007, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of Charter’s Board, Charter’s Audit Committee oversees the work of the independent registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The independent registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail of Charter’s Audit Committee’s authority and responsibilities, see the Charter’s Audit Committee charter on Charter’s website, www.charter.com.

Audit Fees

During the years ended December 31, 2007 and 2006, Charter incurred fees and related expenses for professional services rendered by KPMG for the audits of Charter and its subsidiaries’ financial statements (including three subsidiaries that are also public registrants), for the review of Charter and its subsidiaries’ interim financial statements and two registration statement filings in 2007 and seven offering memoranda and registration statement filings in 2006 totaling approximately $4.2 million and $5.9 million, respectively.

Audit-Related Fees

Charter incurred fees to KPMG of approximately $0.02 million and $0.01 million during the years ended December 31, 2007 and 2006, respectively. These services were primarily related to certain agreed-upon procedures.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of our independent registered public accounting firm required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	The index to the exhibits begins on page E-1 of this annual report.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Charter Holdings, CCH II or CCO Holdings and their subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager
Date: March 21, 2008	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
Registrant
Date: March 21, 2008	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc, the sole manager of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	March 18, 2008
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	March 21, 2008
Neil Smit	Officer, Director (Principal Executive Officer)
Charter Communications Holdings Capital Corporation

/s/ Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer	March 21, 2008
Jeffrey T. Fisher	(Principal Financial Officer)

/s/ Kevin D. Howard	Vice President, Controller and Chief Accounting Officer	March 21, 2008
Kevin D. Howard	(Principal Accounting Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 18, 2008
W. Lance Conn

	Director, Charter Communications, Inc.	March __, 2008
Nathaniel A. Davis

/s/Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 12, 2008
Jonathan L. Dolgen

	Director, Charter Communications, Inc.	March __, 2008
Rajive Johri

/s/ Robert P. May	Director, Charter Communications, Inc.	March 21, 2008
Robert P. May

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 21, 2008
David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 21, 2008
Marc B. Nathanson

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 18, 2008
Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 21, 2008
John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 21, 2008
Larry W. Wangberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCH II, LLC and CCH II Capital Corp. have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCH II, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager
Date: March 21, 2008	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

CCH II CAPITAL CORP.
Registrant
Date: March 21, 2008	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	March 18, 2008
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	March 21, 2008
Neil Smit	Officer, Director (Principal Executive Officer)
CCH II Capital Corp

s/ Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer	March 21, 2008
Jeffrey T. Fisher	(Principal Financial Officer)

/s/ Kevin D. Howard	Vice President, Controller and Chief Accounting Officer	March 21, 2008
Kevin D. Howard	(Principal Accounting Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 18, 2008
W. Lance Conn

	Director, Charter Communications, Inc.	March __, 2008
Nathaniel A. Davis

/s/Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 12, 2008
Jonathan L. Dolgen

	Director, Charter Communications, Inc.	March __, 2008
Rajive Johri

/s/ Robert P. May	Director, Charter Communications, Inc.	March 21, 2008
Robert P. May

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 21, 2008
David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 21, 2008
Marc B. Nathanson

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 18, 2008
Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 21, 2008
John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 21, 2008
Larry W. Wangberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager
Date: March 21, 2008	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

CCO HOLDINGS CAPITAL CORP.
Registrant
Date: March 21, 2008	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	March 18, 2008
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	March 21, 2008
Neil Smit	Officer, Director (Principal Executive Officer)
CCO Holdings Capital Corp.

s/ Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer	March 21, 2008
Jeffrey T. Fisher	(Principal Financial Officer)

/s/ Kevin D. Howard	Vice President, Controller and Chief Accounting Officer	March 21, 2008
Kevin D. Howard	(Principal Accounting Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 18, 2008
W. Lance Conn

	Director, Charter Communications, Inc.	March __, 2008
Nathaniel A. Davis

/s/Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 12, 2008
Jonathan L. Dolgen

	Director, Charter Communications, Inc.	March __, 2008
Rajive Johri

/s/ Robert P. May	Director, Charter Communications, Inc.	March 21, 2008
Robert P. May

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 21, 2008
David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 21, 2008
Marc B. Nathanson

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 18, 2008
Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 21, 2008
John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 21, 2008
Larry W. Wangberg

Exhibit Index

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description

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

3.5
Certificate of Formation of CCH II, LLC (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.6
Amended and Restated Limited Liability Company Agreement of CCH II, LLC, dated as of July 10, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.7
Certificate of Incorporation of CCH II Capital Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.8
Amended and Reinstated By-laws of CCH II Capital Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.9(a)
Certificate of Formation of CCO Holdings, LLC (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593)).

3.9(b)
Certificate of Correction of Certificate of Formation of CCO Holdings, LLC (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593)).

3.10
Amended and Restated Limited Liability Company Agreement of CCO Holdings, LLC, dated as of June 19, 2003 (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593)).

Exhibit	Description

3.11(a)
Certificate of Incorporation of CCO Holdings Capital Corp. (originally named CC Holdco I Capital Corp.) (incorporated by reference to Exhibit 3.4 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593)).

3.11(b)
Certificate of Amendment of Certificate of Incorporation of CCO Holdings Capital Corp. (incorporated by reference to Exhibit 3.5 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593)).

3.12
Certificate of Formation of CCO Holdings, LLC (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593)).

Certain long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the Registrants have not been filed as exhibits to this Form 10-K. The Registrants agree to furnish to the Commission upon its request a copy of any instrument defining the rights of holders of long- term debt of the Company and its consolidated subsidiaries.

4.1(a)
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

4.1(b)
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

4.2(a)
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

4.2(b)
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

4.3(b)
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

4.4(b)
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

4.5(b)
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

4.6(b)
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

4.8(b)
First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.8(c)
Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.8(d)
Third Supplemental Indenture dated as of September 28, 2005 between Charter Communications Holdings, LLC, Charter Communications Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.11 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

Exhibit	Description

4.9(a)
Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.9(b)
First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.9(c)
Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.9(d)
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

4.11(b)
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

4.11(c)
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

Exhibit	Description

10.2(a)
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

10.2(b)
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

10.3
Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications Inc. filed on September 26, 2003 (File No. 000-27927)).

10.4
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

10.5
Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.6
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

10.7(a)
Pledge Agreement made by CCH I, LLC in favor of The Bank of New York Trust Company, NA, as Collateral Agent dated as of September 28, 2005 (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.7(b)
Amendment to the Pledge Agreement between CCH I, LLC in favor of The Bank of New York Trust Company, N.A., as Collateral Agent, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006 (File No. 000-27927)).

10.8
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

10.9
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.10
Third Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.20 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 2, 2005 (File No. 000-27927)).

10.11(a)
Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.11(b)
First Amendment to the Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, adopted as of June 22, 2004 (incorporated by reference to Exhibit 10.16(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on February 28, 2006 (File No. 000-27927)).

Exhibit	Description

10.12
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.13(a)
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled in Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.13(b)
Amendment to Stipulation of Settlement, dated as of May 23, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to the registration statement on Form S-1 filed by Charter Communications, Inc. on June 8, 2005 (File No. 333-121186)).

10.14
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

10.15
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

10.17
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

10.19
Amended and Restated Credit Agreement, dated as of March 6, 2007, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.20
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

10.23(a)+
Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

Exhibit	Description

10.23(b)+
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

10.23(c)+
Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.23(d)+
Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.23(e)+
Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.23(f)+
Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.24(a)+
Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.24(b)+
Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.24(c)+
Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.24(d)+
Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.24(e)+
Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.24(f)+
Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.24(g)+
Amendment No. 6 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective December 23, 2004 (incorporated by reference to Exhibit 10.43(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.24(h)+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.24(i)+
Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.18(g) to the annual report on Form 10-K filed by Charter Communications Holdings, LLC on March 31, 2005 (File No. 333-77499)).

10.25+
Description of Charter Communications, Inc. 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 2, 2006 (File No. 000-27927)).

10.26+
Amended and Restated Executive Cash Award Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed December 6, 2007 (File No. 000-27927)).

10.27(a)+
Employment Agreement, dated as of August 9, 2005, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2005 (File No. 000-27927)).

Exhibit	Description

10.27(b)+
Addendum to the Employment Agreement between Neil Smit and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.28+
Amended and Restated Employment Agreement between Jeffrey T. Fisher and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.29+
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.30+
Amended and Restated Employment Agreement between Robert A. Quigley and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.31+
Amended and Restated Employment Agreement between Grier C. Raclin and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

12.1	Charter Communications Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges
12.2	CCH II, LLC’s Computation of Ratio of Earnings to Fixed Charges
12.3	CCO Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges
31.1	Certificate of Chief Executive Officer of Charter Communications Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer of Charter Communications Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.3	Certificate of Chief Executive Officer of CCH II, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.4	Certificate of Chief Financial Officer of CCH II, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.5	Certificate of Chief Executive Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.6	Certificate of Chief Financial Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Charter Communications Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification of Charter Communications Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.3	Certification of CCH II, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.4	Certification of CCH II, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.5	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.6	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

______________

+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Manager and the Member
Charter Communications Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Charter Communications Holdings, LLC and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in member’s deficit, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Holdings, LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri
March 20, 2008

Report of Independent Registered Public Accounting Firm

The Manager and the Member
CCH II, LLC:

We have audited the accompanying consolidated balance sheets of CCH II, LLC and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in member’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCH II, LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri
March 20, 2008

Report of Independent Registered Public Accounting Firm

The Manager and the Member
CCO Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CCO Holdings, LLC and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCO Holdings, LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri
March 20, 2008

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13	$38
Accounts receivable, less allowance for doubtful accounts of
$18 and $16, respectively	220	194
Prepaid expenses and other current assets	24	23
Total current assets	257	255

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,432 and $5,730, respectively	5,072	5,181
Franchises, net	8,942	9,223
Total investment in cable properties, net	14,014	14,404

OTHER NONCURRENT ASSETS	269	275

Total assets	$14,540	$14,934

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,212	$1,181
Payables to related party	168	118
Total current liabilities	1,380	1,299

LONG-TERM DEBT	19,506	18,654
LOANS PAYABLE – RELATED PARTY	123	3
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	545	362
MINORITY INTEREST	199	192

Member’s deficit	(7,104)	(5,591)
Accumulated other comprehensive income (loss)	(123)	1

Total member’s deficit	(7,227)	(5,590)

Total liabilities and member’s deficit	$14,540	$14,934

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005

REVENUES	$6,002	$5,504	$5,033

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,620	2,438	2,203
Selling, general and administrative	1,289	1,165	1,012
Depreciation and amortization	1,328	1,354	1,443
Impairment of franchises	178	--	--
Asset impairment charges	56	159	39
Other operating (income) expenses, net	(17)	21	32

	5,454	5,137	4,729

Operating income from continuing operations	548	367	304

OTHER INCOME AND EXPENSES:
Interest expense, net	(1,811)	(1,811)	(1,739)
Gain (loss) on extinguishment of debt	(35)	81	494
Other income (expense), net	(55)	17	73

	(1,901)	(1,713)	(1,172)

Loss from continuing operations before income taxes	(1,353)	(1,346)	(868)

INCOME TAX EXPENSE	(20)	(7)	(9)

Loss from continuing operations	(1,373)	(1,353)	(877)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	238	39

Net loss	$(1,373)	$(1,115)	$(838)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(dollars in millions)

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member's
	Deficit	Income (Loss)	Deficit

BALANCE, December 31, 2004	$(3,698)	$(15)	$(3,713)
Distributions to parent company	(60)	--	(60)
CC VIII, LLC settlement – exchange of interests	466	--	466
Changes in fair value of interest rate agreements and other	--	17	17
Net loss	(838)	--	(838)

BALANCE, December 31, 2005	(4,130)	2	(4,128)
Distributions to parent company	(346)	--	(346)
Changes in fair value of interest rate agreements	--	(1)	(1)
Net loss	(1,115)	--	(1,115)

BALANCE, December 31, 2006	(5,591)	1	(5,590)
Distributions to parent company	(127)	--	(127)
Changes in fair value of interest rate agreements	--	(123)	(123)
Other	(13)	(1)	(14)
Net loss	(1,373)	--	(1,373)

BALANCE, December 31, 2007	$(7,104)	$(123)	$(7,227)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,373)	$(1,115)	$(838)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,328	1,362	1,499
Impairment of franchises	178	--	--
Asset impairment charges	56	159	39
Noncash interest expense	22	102	257
Deferred income taxes	12	--	3
Gain (loss) on sale of assets, net	(3)	(192)	6
(Gain) loss on extinguishment of debt	23	(81)	(501)
Other, net	50	(3)	(40)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(33)	23	(31)
Prepaid expenses and other assets	(5)	1	(6)
Accounts payable, accrued expenses and other	35	27	(44)
Receivables from and payables to related party, including deferred management fees	33	24	(90)

Net cash flows from operating activities	323	307	254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,244)	(1,103)	(1,088)
Change in accrued expenses related to capital expenditures	(2)	24	13
Proceeds from sale of assets, including cable systems	104	1,020	44
Other, net	(31)	(6)	13

Net cash flows from investing activities	(1,173)	(65)	(1,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,877	6,322	1,207
Borrowings from related parties	--	--	140
Repayments of long-term debt	(7,017)	(6,918)	(1,107)
Repayments to related parties	--	(20)	(147)
Proceeds from issuance of debt	--	440	294
Payments for debt issuance costs	(33)	(39)	(70)
Redemption of preferred interest	--	--	(25)
Contributions	1	--	--
Distributions	(8)	(3)	(60)
Other, net	5	--	--

Net cash flows from financing activities	825	(218)	232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25)	24	(532)
CASH AND CASH EQUIVALENTS, beginning of period	38	14	546

CASH AND CASH EQUIVALENTS, end of period	$13	$38	$14

CASH PAID FOR INTEREST	$1,775	$1,638	$1,467

NONCASH TRANSACTIONS:
Distribution of intercompany note	$(119)	$--	$--
Issuance of debt by CCH I Holdings, LLC	$--	$--	$2,423
Issuance of debt by CCH I, LLC	$--	$419	$3,686
Issuance of debt by CCH II, LLC	$--	$410	$--
Issuance of debt by Charter Communications Operating, LLC	$--	$37	$333
Retirement of Charter Communications Holdings, LLC debt	$--	$(796)	$(7,000)
Retirement of Renaissance Media Group LLC debt	$--	$(37)	$--
Distribution of Charter Communications Inc. convertible notes and accrued interest	$--	$(343)	$--
CC VIII, LLC Settlement – exchange of interests	$--	$--	$466
Transfer of property, plant, and equipment from parent company	$--	$--	$139

The accompanying notes are an integral part of these consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7	$32
Accounts receivable, less allowance for doubtful accounts of
$18 and $16, respectively	220	194
Prepaid expenses and other current assets	24	23
Total current assets	251	249

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,432 and $5,730, respectively	5,072	5,181
Franchises, net	8,942	9,223
Total investment in cable properties, net	14,014	14,404

OTHER NONCURRENT ASSETS	205	201

Total assets	$14,470	$14,854

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,001	$975
Payables to related party	181	139
Total current liabilities	1,182	1,114

LONG-TERM DEBT	12,311	11,062
LOANS PAYABLE – RELATED PARTY	123	108
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	545	362
MINORITY INTEREST	663	641

Member’s equity (deficit)	(245)	1,552
Accumulated other comprehensive income (loss)	(123)	1

Total member’s equity (deficit)	(368)	1,553

Total liabilities and member’s equity (deficit)	$14,470	$14,854

The accompanying notes are an integral part of these consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005

REVENUES	$6,002	$5,504	$5,033

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,620	2,438	2,203
Selling, general and administrative	1,289	1,165	1,012
Depreciation and amortization	1,328	1,354	1,443
Impairment of franchises	178	--	--
Asset impairment charges	56	159	39
Other operating (income) expenses, net	(17)	21	32

	5,454	5,137	4,729

Operating income from continuing operations	548	367	304

OTHER INCOME AND EXPENSES:
Interest expense, net	(1,014)	(975)	(858)
Loss on extinguishment of debt	(32)	(27)	(6)
Other income (expense), net	(70)	2	105

	(1,116)	(1,000)	(759)

Loss from continuing operations before income taxes	(568)	(633)	(455)

INCOME TAX EXPENSE	(20)	(7)	(9)

Loss from continuing operations	(588)	(640)	(464)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	238	39

Net loss	$(588)	$(402)	$(425)

The accompanying notes are an integral part of these consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFICIT)
(dollars in millions)

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member's
	Equity	Income (Loss)	Equity (Deficit)

BALANCE, December 31, 2004	$4,928	$(15)	$4,913
Distributions to parent company	(1,103)	--	(1,103)
Changes in fair value of interest rate agreements and other	--	17	17
Net loss	(425)	--	(425)

BALANCE, December 31, 2005	3,400	2	3,402
Distributions to parent company	(1,446)	--	(1,446)
Changes in fair value of interest rate agreements	--	(1)	(1)
Net loss	(402)	--	(402)

BALANCE, December 31, 2006	1,552	1	1,553
Distributions to parent company	(1,195)	--	(1,195)
Changes in fair value of interest rate agreements	--	(123)	(123)
Other	(14)	(1)	(15)
Net loss	(588)	--	(588)

BALANCE, December 31, 2007	$(245)	$(123)	$(368)

The accompanying notes are an integral part of these consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(588)	$(402)	$(425)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,328	1,362	1,499
Impairment of franchises	178	--	--
Asset impairment charges	56	159	39
Noncash interest expense	23	28	31
Deferred income taxes	12	--	3
Gain (loss) on sale of assets, net	(3)	(192)	6
Loss on extinguishment of debt	21	27	--
Other, net	66	11	(72)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(33)	23	(41)
Prepaid expenses and other assets	(5)	1	(7)
Accounts payable, accrued expenses and other	29	(15)	(66)
Receivables from and payables to related party, including deferred management fees	38	27	(83)

Net cash flows from operating activities	1,122	1,029	884

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,244)	(1,103)	(1,088)
Change in accrued expenses related to capital expenditures	(2)	24	13
Proceeds from sale of assets, including cable systems	104	1,020	44
Other, net	(31)	(6)	13

Net cash flows from investing activities	(1,173)	(65)	(1,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,877	6,322	1,207
Borrowings from related parties	--	105	140
Repayments of long-term debt	(6,628)	(6,918)	(1,107)
Repayments to related parties	--	(20)	(147)
Proceeds from issuance of debt	--	440	294
Payments for debt issuance costs	(33)	(33)	(11)
Redemption of preferred interest	--	--	(25)
Distributions	(1,195)	(831)	(760)
Other, net	5	--	--

Net cash flows from financing activities	26	(935)	(409)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25)	29	(543)
CASH AND CASH EQUIVALENTS, beginning of period	32	3	546

CASH AND CASH EQUIVALENTS, end of period	$7	$32	$3

CASH PAID FOR INTEREST	$980	$911	$814

NONCASH TRANSACTIONS:
Issuance of debt by CCH II, LLC	$--	$410	$--
Issuance of debt by Charter Communications Operating, LLC	$--	$37	$333
Retirement of Renaissance Media Group LLC debt	$--	$(37)	$--
Distribution of Charter Communications Inc. convertible notes and accrued interest	$--	$(615)	$(343)
Transfer of property, plant, and equipment from parent company	$--	$--	$139

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2	$28
Accounts receivable, less allowance for doubtful accounts of
$18 and $16, respectively	220	194
Prepaid expenses and other current assets	24	23
Total current assets	246	245

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,432 and $5,730, respectively	5,072	5,181
Franchises, net	8,942	9,223
Total investment in cable properties, net	14,014	14,404

OTHER NONCURRENT ASSETS	186	176

Total assets	$14,446	$14,825

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$929	$901
Payables to related party	192	147
Total current liabilities	1,121	1,048

LONG-TERM DEBT	9,859	8,610
LOANS PAYABLE – RELATED PARTY	332	303
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	545	362
MINORITY INTEREST	663	641

Member’s equity	2,035	3,846
Accumulated other comprehensive income (loss)	(123)	1

Total member’s equity	1,912	3,847

Total liabilities and member’s equity	$14,446	$14,825

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005

REVENUES	$6,002	$5,504	$5,033

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,620	2,438	2,203
Selling, general and administrative	1,289	1,165	1,012
Depreciation and amortization	1,328	1,354	1,443
Impairment of franchises	178	--	--
Asset impairment charges	56	159	39
Other operating (income) expenses, net	(17)	21	32

	5,454	5,137	4,729

Operating income from continuing operations	548	367	304

OTHER INCOME AND EXPENSES:
Interest expense, net	(776)	(766)	(691)
Loss on extinguishment of debt	(32)	(27)	(6)
Other income (expense), net	(70)	2	105

	(878)	(791)	(592)

Loss from continuing operations before income taxes	(330)	(424)	(288)

INCOME TAX EXPENSE	(20)	(7)	(9)

Loss from continuing operations	(350)	(431)	(297)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	238	39

Net loss	$(350)	$(193)	$(258)

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member's
	Equity	Income (Loss)	Equity

BALANCE, December 31, 2004	$6,568	$(15)	$6,553
Distributions to parent company	(1,268)	--	(1,268)
Changes in fair value of interest rate agreements and other	--	17	17
Net loss	(258)	--	(258)

BALANCE, December 31, 2005	5,042	2	5,044
Contributions	148	--	148
Distributions to parent company	(1,151)	--	(1,151)
Changes in fair value of interest rate agreements	--	(1)	(1)
Net loss	(193)	--	(193)

BALANCE, December 31, 2006	3,846	1	3,847
Distributions to parent company	(1,447)	--	(1,447)
Changes in fair value of interest rate agreements	--	(123)	(123)
Other	(14)	(1)	(15)
Net loss	(350)	--	(350)

BALANCE, December 31, 2007	$2,035	$(123)	$1,912

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350)	$(193)	$(258)
Adjustments to reconcile net loss to net cash flows from operating activities:		--	--
Depreciation and amortization	1,328	1,362	1,499
Impairment of franchises	178
Asset impairment charges	56	159	39
Noncash interest expense	17	23	29
Deferred income taxes	12	--	3
Gain (loss) on sale of assets, net	(3)	(192)	6
Loss on extinguishment of debt	21	27	--
Other, net	66	10	(72)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(33)	23	(41)
Prepaid expenses and other assets	(5)	1	(7)
Accounts payable, accrued expenses and other	31	(23)	(66)
Receivables from and payables to related party, including deferred management fees	55	41	(83)

Net cash flows from operating activities	1,373	1,238	1,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,244)	(1,103)	(1,088)
Change in accrued expenses related to capital expenditures	(2)	24	13
Proceeds from sale of assets, including cable systems	104	1,020	44
Other, net	(31)	(6)	13

Net cash flows from investing activities	(1,173)	(65)	(1,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,877	6,322	1,207
Borrowings from related parties	--	300	140
Repayments of long-term debt	(6,628)	(6,729)	(1,107)
Repayments to related parties	--	(20)	(147)
Proceeds from issuance of debt	--	--	294
Payments for debt issuance costs	(33)	(18)	(11)
Redemption of preferred interest	--	--	(25)
Contributions	--	148	--
Distributions	(1,447)	(1,151)	(925)
Other, net	5	--	--

Net cash flows from financing activities	(226)	(1,148)	(574)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26)	25	(543)
CASH AND CASH EQUIVALENTS, beginning of period	28	3	546

CASH AND CASH EQUIVALENTS, end of period	$2	$28	$3

CASH PAID FOR INTEREST	$728	$718	$650

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$--	$37	$333
Retirement of Renaissance Media Group LLC debt	$--	$(37)	$--
Distribution of Charter Communications Holdings, LLC notes and accrued interest	$--	$--	$(343)
Transfer of property, plant, and equipment from parent company	$--	$--	$139

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

Charter Communications Holdings, LLC (“Charter Holdings”) is a holding company whose principal assets at December 31, 2007 are the equity interests in its subsidiaries, which include CCH II, LLC (“CCH II”) and CCO Holdings, LLC (“CCO Holdings”).  Charter Holdings, CCH II and CCO Holdings are indirect subsidiaries of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”).  Each set of consolidated financial statements include the accounts of Charter Holdings, CCH II, and CCO Holdings, and all of their respective subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Companies."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Companies, through their operating subsidiary, Charter Communications Operating, LLC (“Charter Operating”), operate broadband communications businesses in the United States offering to residential and commercial customers traditional cable video programming (analog and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™, and digital video recorder service.  Cable video programming, high-speed Internet, telephone, and advanced broadband services are sold on a subscription basis.  The Companies also sell local advertising on cable networks.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, franchises and goodwill; income taxes; and contingencies.  Actual results could differ from those estimates.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the 2007 presentation.

2.	Liquidity and Capital Resources

Charter Holdings, CCH II, and CCO Holdings have each incurred net losses in 2007, 2006 and 2005 and expect to continue to incur net losses for the foreseeable future.  In 2007, 2006 and 2005, Charter Holdings, CCH II, and CCO Holdings each generated cash flows from operating activities.

The Companies have significant amounts of debt.  Charter Holdings’, CCH II’s, and CCO Holdings’ long-term debt as of December 31, 2007 totaled $19.5 billion, $12.3 billion, and $9.9 billion, respectively, consisting of $7.2 billion of credit facility debt and $12.3 billion, $5.1 billion, and $2.7 billion accreted value of high-yield notes, respectively.  In 2008, $65 million of Charter Operating’s credit facility debt matures, and in 2009, an additional $188 million of Charter Holdings’ notes and $65 million of Charter Operating’s credit facility debt matures.  In 2010 and beyond, significant additional amounts will become due under the Companies’ remaining long-term debt obligations.

The Companies require significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Companies have historically funded these requirements through cash flows from operating activities, borrowings under credit facilities, equity contributions from their respective parent companies, sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period. For the year ended December 31, 2007, Charter Holdings, CCH II, and CCO Holdings generated $323 million, $1.1 billion, and $1.4 billion of net cash flows from operating activities, respectively, after paying cash interest of $1.8 billion, $980 million, and $728 million, respectively.  In addition, the Companies used $1.2 billion for purchases of property, plant and equipment.  Finally, Charter Holdings and CCH II had net cash flows provided by financing activities of $825 million and $26 million, respectively, and CCO Holdings had net cash flows used in financing activities of

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

$226 million.  On a consolidated basis, the Companies’ parent companies have a significant level of debt, which totaled approximately $19.9 billion as of December 31, 2007.

The Companies expect that cash on hand, cash flows from operating activities and the amounts available under the Charter Operating credit facilities will be adequate to meet their and their parent companies’ projected cash needs through the second or third quarter of 2009 and thereafter will not be sufficient to fund such needs.  The Companies’ projected cash needs and projected sources of liquidity depend upon, among other things, the Companies’ actual results, the timing and amount of capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from its independent accountants.  The Companies will therefore need to obtain additional sources of liquidity by early 2009.  Although the Companies and their parent companies have been able to raise funds through issuances of debt in the past, they may not be able to access additional sources of liquidity on similar terms or pricing as those that are currently in place, or at all.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when the Companies need to raise additional liquidity.  No assurances can be given that the Companies will not experience liquidity problems if they do not obtain sufficient additional financing on a timely basis as the Companies’ debt becomes due or because of adverse market conditions, increased competition, or other unfavorable events.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under the credit facilities, the Companies would consider issuing equity at the Charter or Charter Holdco level, issuing debt securities, further reducing expenses and capital expenditures, selling assets, or requesting waivers or amendments with respect to the Companies’ credit facilities.

If the above strategies were not successful, the Companies could be forced to restructure their obligations or seek protection under the bankruptcy laws.  In addition, if the Companies find it necessary to engage in a recapitalization or other similar transaction, the Companies’ noteholders might not receive principal and interest payments to which they are contractually entitled.

Credit Facility Availability

The Companies’ ability to operate depends upon, among other things, their continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with the Companies’ indentures and the CCO Holdings credit facility, contain certain restrictive covenants, some of which require Charter Operating to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Companies’ independent accountants.  As of December 31, 2007, the Companies were in compliance with the covenants under their indentures and credit facilities, and the Companies expect to remain in compliance with those covenants for the next twelve months.  As of December 31, 2007, the Companies’ potential availability under Charter Operating’s revolving credit facility totaled approximately $1.0 billion, none of which was limited by covenant restrictions.  Continued access to Charter Operating’s revolving credit facility is subject to the Companies remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of the Companies’ debt obligations could occur.  An event of default under any of the Companies’ debt instruments could result in the acceleration of their payment obligations under that debt and, under certain circumstances, in cross-defaults under their other debt obligations, which could have a material adverse effect on the Companies’ consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Companies’ parent companies could cause serious disruption to the Companies’ business and have a material adverse effect on the Companies’ business and results of operations.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

A failure by Charter Holdings, CCH I Holdings, LLC (“CIH”), CCH I, LLC (“CCH I”), CCH II, or CCO Holdings to satisfy their debt payment obligations could, or a bankruptcy with respect to Charter Holdings, CIH, CCH I, CCH II, or CCO Holdings would, give the lenders under the Companies’ credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indenture governing the Companies’ notes.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  In October 2007, Charter Holdco completed an exchange offer, in which $364 million of Charter’s 5.875% convertible senior notes due November 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of December 31, 2007, Charter Holdco was owed $123 million in intercompany loans from Charter Operating and had $62 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended December 31, 2007, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on December 31, 2007 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended December 31, 2007, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on December 31, 2007 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

3.	Summary of Significant Accounting Policies

Cash Equivalents

The Companies consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities.  While the Companies’ capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis.  For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed.  Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized.  Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs.  Indirect costs are associated with the activities of the Companies’ personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions.  Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture, fixtures and equipment	5 years

Asset Retirement Obligations

Certain of the Companies’ franchise agreements and leases contain provisions requiring the Companies to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed.  The Companies expect to continually renew franchise agreements and have concluded that substantially all of the related franchise rights are indefinite lived intangible assets.  Accordingly, the possibility is remote that the Companies would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future.  Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, as interpreted by FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Companies have not recorded an estimate for potential franchise related obligations but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.  The Companies also expect to renew many of their lease agreements related to the continued operation of their cable business in the franchise areas.  For the Companies’ lease agreements, the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. All franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (see Note 7).  The Companies concluded that substantially all of their franchises qualify for indefinite-life treatment.  Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Other Noncurrent Assets

Other noncurrent assets primarily include deferred financing costs, investments in equity securities and goodwill.  Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Companies recognize losses for any decline in value considered to be other than temporary.

The following summarizes investment information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005:

			Gain (Loss) for
	Carrying Value at		the Years Ended
	December 31,		December 31,

	2007	2006	2007	2006	2005

Equity investments, under the cost method	$--	$1	$--	$12	$--
Equity investments, under the equity method	9	11	(2)	1	22

	$9	$12	$(2)	$13	$22

The gain on equity investments, under the cost method for the year ended December 31, 2006 primarily represents gains realized on the sale of two investments.  The gain on equity investments, under the equity method for the year ended December 31, 2005 primarily represents a gain realized on an exchange of an interest in an equity investee for an investment in a larger enterprise.  Such amounts are included in other income (expense), net in the statements of operations.

Valuation of Property, Plant and Equipment

The Companies evaluate the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as impairment of the Companies’ indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results.  If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value.  While the Companies believe that their estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect their evaluations of asset recoverability.  No impairments of long-lived assets to be held and used were recorded in 2007, 2006, and 2005; however, approximately $56 million, $159 million, and $39 million of

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

impairment on assets held for sale was recorded for the years ended December 31, 2007, 2006, and 2005, respectively (see Note 4).

Derivative Financial Instruments

The Companies account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  For those instruments which qualify as hedging activities, related gains or losses are recorded in accumulated other comprehensive income (loss).  For all other derivative instruments, the related gains or losses are recorded in the income statement.  The Companies use interest rate derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage their interest costs and reduce the Companies’ exposure to increases in floating interest rates.  The Companies’ policy is to manage their exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Companies agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  Interest rate collar agreements are used to limit exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.  The Companies do not hold or issue any derivative financial instruments for trading purposes.

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided.  Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast.  Franchise fees imposed by local governmental authorities are collected on a monthly basis from customers and are periodically remitted to local franchise authorities.  Franchise fees of $177 million, $179 million, and $174 million for the years ended December 31, 2007, 2006, and 2005, respectively, are reported as revenues on a gross basis with a corresponding operating expense.  Sales taxes collected and remitted to state and local authorities are recorded on a net basis.

Revenues by product line are as follows:

	Year Ended December 31,
	2007	2006	2005

Video	$3,392	$3,349	$3,248
High-speed Internet	1,252	1,051	875
Telephone	343	135	36
Advertising sales	298	319	284
Commercial	341	305	266
Other	376	345	324

	$6,002	$5,504	$5,033

Programming Costs

The Companies have various contracts to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Companies and are subject to periodic audits performed by the programmers.  Certain programming contracts contain launch incentives to be paid by the programmers.  The Companies receive these payments related to the activation of the programmer’s cable television channel and recognize the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense.  This offset to programming expense was $22

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

million, $32 million, and $41 million for the years ended December 31, 2007, 2006, and 2005, respectively.  Programming costs included in the accompanying statement of operations were $1.6 billion, $1.5 billion, and $1.4 billion for the years ended December 31, 2007, 2006, and 2005, respectively.  As of December 31, 2007 and 2006, the deferred amounts of launch incentives, included in other long-term liabilities, were $65 million and $67 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Companies’ products and services are generally expensed as costs are incurred.  Such advertising expense was $187 million, $131 million, and $94 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Multiple-element Transactions

In the normal course of business, the Companies enter into multiple-element transactions where they are simultaneously both a customer and a vendor with the same counterparty or in which they purchase multiple products and/or services, or settle outstanding items contemporaneous with the purchase of a product or service from a single counterparty.  Transactions, although negotiated contemporaneously, may be documented in one or more contracts.  The Companies’ policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold.  In determining the fair value of the respective elements, the Companies refer to quoted market prices (where available), historical transactions or comparable cash transactions.

Stock-Based Compensation

On January 1, 2006, the Companies adopted SFAS No. 123(R), Share – Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  Because the Companies adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on their financial statements.  The Companies recorded $18 million, $13 million, and $14 million of option compensation expense which is included in general and administrative expenses for the years ended December 31, 2007, 2006, and 2005, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants during the years ended December 31, 2007, 2006, and 2005, respectively; risk-free interest rates of 4.6%, 4.6%, and 4.0%; expected volatility of 70.3%, 87.3%, and 70.9% based on historical volatility; and expected lives of 6.3 years, 6.3 years, and 4.5 years, respectively.  The valuations assume no dividends are paid.

Income Taxes

Charter Holdings, CCH II, and CCO Holdings are single member limited liability companies not subject to income tax and hold all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax.  However, certain of the limited liability companies are subject to state income tax.  In addition, certain of Charter Holdings’, CCH II’s, and CCO Holdings’ indirect subsidiaries are corporations that are subject to income tax.  The Companies recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of these indirect corporate subsidiaries’ assets and liabilities and expected benefits of utilizing net operating loss carryforwards.  The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 19).

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter, our indirect parent company, is subject to income taxes.  Accordingly, in addition to the Companies’ deferred tax liabilities, Charter has recorded net deferred tax liabilities of approximately $439 million related to their approximate 52% investment in Charter Holdco which are not reflected at the Companies.

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

The Companies’ operations are managed on the basis of geographic divisional operating segments.  The Companies have evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believe they meet each of the respective criteria set forth.  The Companies deliver similar products and services within each of their geographic divisional operations.  Each geographic and divisional service area utilizes similar means for delivering the programming of the Companies’ services; has similarity in the type or class of customer receiving the products and services; distributes the Companies’ services over a unified network; and operates within a consistent regulatory environment.  In addition, each of the geographic divisional operating segments has similar economic characteristics.  In light of the Companies’ similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across their geographic divisional operating structure, management has determined that the Companies have one reportable segment, broadband services.

4.	Sale of Assets

In 2006, the Companies sold certain cable television systems serving approximately 356,000 video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million.  The Companies used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities.  These cable systems met the criteria for assets held for sale.  As such, the assets were written down to fair value less estimated costs to sell, resulting in asset impairment charges during the year ended December 31, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction.  The Companies determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the year ended December 31, 2006, including a gain of $200 million on the sale of cable systems.

Summarized consolidated financial information for the years ended December 31, 2006 and 2005 for the West Virginia and Virginia cable systems is as follows:

	Year Ended December 31,
	2006	2005

Revenues	$109	$221
Net income	$238	$39

In 2007, 2006, and 2005, the Companies recorded asset impairment charges of $56 million, $60 million, and $39 million, respectively, related to other cable systems meeting the criteria of assets held for sale.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

5.	Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2007	2006	2005

Balance, beginning of year	$16	$17	$15
Charged to expense	107	89	76
Uncollected balances written off, net of recoveries	(105)	(90)	(74)

Balance, end of year	$18	$16	$17

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2007 and 2006:

	2007	2006

Cable distribution systems	$6,697	$6,415
Customer equipment and installations	3,740	3,428
Vehicles and equipment	257	243
Buildings and leasehold improvements	426	438
Furniture, fixtures and equipment	384	387

	11,504	10,911
Less: accumulated depreciation	(6,432)	(5,730)

	$5,072	$5,181

The Companies have adjusted the historical cost basis and related accumulated depreciation as of December 31, 2007 and 2006 to reflect estimated asset retirements through December 31, 2007 and 2006, respectively.  No gain or loss was recorded on these retirements.

The Companies periodically evaluate the estimated useful lives used to depreciate assets and the estimated amount of assets that will be abandoned or have minimal use in the future.  A significant change in assumptions about the extent or timing of future asset retirements, or in the Companies’ use of new technology and upgrade programs, could materially affect future depreciation expense.  In 2007, the Companies changed the useful lives of certain property, plant, and equipment based on technological changes.  The change in useful lives reduced depreciation expense by approximately $8 million during 2007.

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $1.3 billion, $1.3 billion, and $1.4 billion, respectively.

7.	Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances.  The Companies’ impairment assessment as of

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

October 1, 2007 did not indicate impairment; however upon completion of the 2008 budgeting process in December 2007, the Companies determined that a triggering event requiring a reassessment of franchise values had occurred.  Largely driven by increased competition being experienced by the Companies and peers, the Companies lowered projected revenue and expense growth rates and increased projected capital expenditures, and accordingly revised estimates of future cash flows as compared to those used in prior valuations.  As a result, the Companies recorded $178 million of impairment for the year ended December 31, 2007. The valuations completed at October 1, 2006 and 2005 showed franchise values in excess of book value, and thus resulted in no impairments.  Franchises are aggregated into essentially inseparable asset groups to conduct the valuations.  The asset groups generally represent geographical clustering of the Companies’ cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

The Companies’ valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships, and total entity value.  The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

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

Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  Substantially all acquisitions occurred prior to January 1, 2002.  The Companies did not record any value associated with the customer relationship intangibles related to those acquisitions.  For acquisitions subsequent to January 1, 2002 the Companies did assign a value to the customer relationship intangible, which is amortized over their estimated useful life.

As of December 31, 2007 and 2006, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises with indefinite lives	$8,929	$--	$8,929	$9,207	$--	$9,207
Goodwill	67	--	67	61	--	61

	$8,996	$--	$8,996	$9,268	$--	$9,268

Finite-lived intangible assets:
Franchises with finite lives	$23	$10	$13	$23	$7	$16

For the year ended December 31, 2007, the net carrying amount of indefinite-lived franchises was reduced by $178 million as a result of the impairment of franchises discussed above, $77 million related to cable asset sales completed in 2007, and $56 million as a result of the asset impairment charges recorded related to these cable asset sales.  These decreases were offset by $33 million of franchises added as a result of acquisitions of cable assets.  For

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

the year ended December 31, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $452 million and $2 million, respectively, related to cable asset sales completed in 2006 and indefinite-lived franchises were further reduced by $147 million as a result of the asset impairment charges recorded related to these cable asset sales.

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  Franchise amortization expense for the years ended December 31, 2007, 2006, and 2005 was $3 million, $2 million, and $4 million, respectively.  The Companies expect that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the year ended December 31, 2007 and 2006, the net carrying amount of goodwill increased $6 million and $9 million, respectively, as a result of the Companies’ purchase of certain cable systems in 2007 and 2006.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2007 and 2006:

	Charter Holdings
	2007	2006

Accounts payable – trade	$116	$81
Accrued capital expenditures	95	97
Accrued expenses:
Interest	403	395
Programming costs	273	268
Franchise related fees	66	68
Compensation	75	74
Other	184	198

	$1,212	$1,181

	CCH II
	2007	2006

Accounts payable – trade	$116	$79
Accrued capital expenditures	95	97
Accrued expenses:
Interest	192	190
Programming costs	273	268
Franchise related fees	66	68
Compensation	75	74
Other	184	199

	$1,001	$975

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

	CCO Holdings
	2007	2006

Accounts payable – trade	$116	$79
Accrued capital expenditures	95	97
Accrued expenses:
Interest	120	117
Programming costs	273	268
Franchise related fees	66	68
Compensation	75	74
Other	184	198

	$929	$901

9.	Long-Term Debt

Long-term debt consists of the following as of December 31, 2007 and 2006:

	2007		2006
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value

Long-Term Debt
Charter Operating:
8.000% senior second-lien notes due April 30, 2012	$1,100	$1,100	$1,100	$1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
Credit facilities	6,844	6,844	5,395	5,395
CCO Holdings:
Senior floating notes due December 15, 2010	--	--	550	550
8 3/4% senior notes due November 15, 2013	800	795	800	795
Credit facility	350	350	--	--
Total CCO Holdings:	9,864	9,859	8,615	8,610

CCH II:
10.250% senior notes due September 15, 2010	2,198	2,192	2,198	2,190
10.250% senior notes due October 1, 2013	250	260	250	262
Total CCH II	12,312	12,311	11,063	11,062

CCH I:
11.000% senior notes due October 1, 2015	3,987	4,083	3,987	4,092
CIH:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	216
Charter Holdings:
8.250% senior notes due April 1, 2007	--	--	105	105
8.625% senior notes due April 1, 2009	--	--	187	187
10.000% senior notes due April 1, 2009	88	88	105	105

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

10.750% senior notes due October 1, 2009	63	63	71	71
9.625% senior notes due November 15, 2009	37	37	52	52
10.250% senior notes due January 15, 2010	18	18	32	32
11.750% senior discount notes due January 15, 2010	16	16	21	21
11.125% senior notes due January 15, 2011	47	47	52	52
13.500% senior discount notes due January 15, 2011	60	60	62	62
9.920% senior discount notes due April 1, 2011	51	51	63	63
10.000% senior notes due May 15, 2011	69	69	71	71
11.750% senior discount notes due May 15, 2011	54	54	55	55
12.125% senior discount notes due January 15, 2012	75	75	91	91
Total Charter Holdings	$19,411	$19,506	$18,551	$18,654

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, certain of the notes are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due).  As of December 31, 2007, the accreted value of the Charter Holdings’, CCH II’s, and CCO Holdings’ debt for legal purposes and notes indenture purposes is $19.4 billion, $12.3 billion, and $9.9 billion, respectively.

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

Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 8% senior second-lien note due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

On or after November 15, 2008, the issuers of the CCO Holdings 8 ¾% senior notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 104.375% to a redemption price on or after November 15, 2011 of 100.0% of the principal amount of the CCO Holdings 8 ¾% senior notes redeemed, plus, in each case, any accrued and unpaid interest.

Prior to their redemption in April 2007, interest on the CCO Holdings senior floating rate notes accrued at the LIBOR rate (5.36% as of December 31, 2006) plus 4.125% annually, from the date interest was most recently paid.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

CCH II, LLC Notes

In September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A common stock valued at $68 million and $146 million principal amount of 10.25% CCH II notes due 2010.  In addition, in September 2006, CCH II issued $250 million principal amount of new 10.25% CCH II notes due 2013 for $270 million of Charter holdings notes.

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

The CCH I notes are senior debt obligations of CCH I and CCH I Capital Corp.  To the extent of the value of the collateral, they rank senior to all of CCH I’s future unsecured senior indebtedness.  The CCH I notes are structurally subordinated to all obligations of subsidiaries of CCH I, including the CCH II notes, CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.  As of December 31, 2007, there was $4.0 billion in accreted value for legal purposes and notes indentures purposes.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

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

CCH I Holdings, LLC Notes

The CIH notes are senior debt obligations of CIH and CCH I Holdings Capital Corp.  They rank equally with all other current and future unsecured, unsubordinated obligations of CIH and CCH I Holdings Capital Corp.  The CIH notes are structurally subordinated to all obligations of subsidiaries of CIH, including the CCH I notes, the CCH II notes, the CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.  The CIH notes are guaranteed on a senior unsecured basis by Charter Holdings.  As of December 31, 2007, there was $2.5 billion in accreted value for legal purposes and notes indentures purposes.

The CIH notes may be redeemed at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, on or after varying dates generally in 2009 and 2010.

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

Except for the 10.00% notes due April 1, 2009, the 10.75% notes due October 1, 2009 and the 9.625% notes due November 15, 2009 which notes may not be redeemed prior to their respective maturity dates, the Charter Holdings notes may be redeemed at the option of Charter Holdings on or after varying dates, in each case at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, on or after varying dates in 2008 through 2010.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

In September 2006, Charter Holdings, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings for $250 million principal amount of new 10.25% CCH II notes due 2013 and $462 million principal amount of 11% CCH I notes due 2015.  The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.  The exchange resulted in a gain on extinguishment of debt of approximately $108 million for the year ended December 31, 2006, included in gain (loss) on extinguishment of debt on Charter Holdings’ consolidated statements of operations.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

In April 2007, Charter Holdings completed a tender offer, in which $97 million of Charter Holdings’ notes were accepted in exchange for $100 million of total consideration, including premiums and accrued interest.  In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010.  These redemptions closed in April 2007.  The Charter Holdings’ redemption and tender resulted in a loss on extinguishment of debt of approximately $3 million for the year ended December 31, 2007, included in gain (loss) on extinguishment of debt on Charter Holdings’ consolidated statements of operations.  The CCO Holdings’ redemption resulted in a loss on extinguishment of debt of approximately $19 million for the year ended December 31, 2007, included in gain (loss) on extinguishment of debt on the Companies’ consolidated statements of operations.

On April 1, 2007, $105 million of Charter Holdings 8.25% notes matured and were paid off with proceeds from the CCO Holdings credit facility.

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

Charter Operating Credit Facilities

In March 2007, Charter Operating entered into the Charter Operating credit facilities which provide for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (the “Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”), which was funded in March and April 2007.  The refinancing resulted in a loss on extinguishment of debt for the year ended December 31, 2007 of approximately $13 million included in gain (loss) on extinguishment of debt on the Companies’ consolidated statements of operations.  Borrowings under the Charter Operating credit facilities bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin.  The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR.  The revolving line of credit commitments terminate in March 2013.  The Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum commencing on March 31, 2008 with the remaining principal amount of the New Term Loan due in March 2014.  The Charter Operating credit facilities also modified the quarterly consolidated leverage ratio to be less restrictive.

The Charter Operating credit facilities provide borrowing availability of up to $8.0 billion as follows:

•
a term loan with a total principal amount of $6.5 billion, which is repayable in equal quarterly installments, commencing March 31, 2008, and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014; and

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

•	a revolving line of credit of $1.5 billion, with a maturity date on March 6, 2013.

The Charter Operating credit facilities also allow the Companies to enter into incremental term loans in the future with an aggregate amount of up to $1.0 billion, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term loan.  However, no assurance can be given that such incremental term loans could be obtained if Charter Operating sought to do so.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (4.87% to 5.24% as of December 31, 2007 and 5.36% to 5.38% as of December 31, 2006), as defined, plus a margin for Eurodollar loans of up to 2.00% for the revolving credit facility and 2.00% for the term loan, and quarterly commitment fee of 0.5% per annum is payable on the average daily unborrowed balance of the revolving credit facility.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

As of December 31, 2007, outstanding borrowings under the Charter Operating credit facilities were approximately $6.8 billion and the unused total potential availability was approximately $1.0 billion, none of which was limited by covenant restrictions.

The Charter Operating refinancing in April 2006 resulted in a loss on extinguishment of debt for the year ended December 31, 2006 of approximately $24 million, included in loss on extinguishment of debt on the Companies’ consolidated statements of operations.

CCO Holdings Credit Facility

In March 2007, CCO Holdings entered into a credit agreement among CCO Holdings, the several lenders from time to time that are parties thereto, Bank of America, N.A., as administrative agent, and certain other agents (the “CCO Holdings credit facility”).  The CCO Holdings credit facility consists of a $350 million term loan, which is fully drawn.  The term loan matures on September 6, 2014.  The CCO Holdings credit facility also allows the Companies to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that such incremental term loans could be obtained if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  The applicable margin with respect to the incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Credit Facilities — Restrictive Covenants

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type.  The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  Additionally, the Charter Operating credit facilities contain

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the CCO Holdings credit facility, and the Charter Operating senior second-lien notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities.  Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities, and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2005 of any event, development, or circumstance that has had or could reasonably be expected to have a material adverse effect on the Companies’ business.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,
•	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from the Companies’ independent accountants,
•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $100 million in aggregate principal amount,

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes.  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCI convertible senior notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Based upon outstanding indebtedness as of December 31, 2007, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2007, are as follows:

Charter Holdings
Year	Amount

2008	$65
2009	253
2010	2,297
2011	346
2012	1,240
Thereafter	15,210

$19,411

CCH II
Year	Amount

2008	$65
2009	65
2010	2,263
2011	65
2012	1,165
Thereafter	8,689

$12,312

CCO Holdings
Year	Amount

2008	$65
2009	65
2010	65
2011	65
2012	1,165
Thereafter	8,439

$9,864

For the amounts of debt scheduled to mature during 2008, it is management’s intent to fund the repayments from borrowings on the Charter Operating revolving credit facility.  The accompanying consolidated balance sheets reflect this intent by presenting all debt balances as long-term while the tables above reflect actual debt maturities as of the stated date.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

10.	Loans Payable-Related Party

Charter Holdings

On August 1, 2007, Charter Holdings distributed to Charter Holdco an intercompany note issued by Charter Operating with an outstanding balance, including accrued interest, of $119 million. As a result, loans payable-related party increased to $123 million as of December 31, 2007 from $3 million as of December 31, 2006.

CCH II

Loans payable-related party as of December 31, 2007 consists of an intercompany note issued by Charter Operating and held by Charter Holdco of $123 million.  Loans payable-related party as of December 31, 2006 consists of loans from Charter Holdco and Charter Holdings to Charter Operating of $3 million and $105 million, respectively.

CCO Holdings

Loans payable-related party as of December 31, 2007 consists of intercompany notes issued by Charter Operating and held by Charter Holdco and CCH II of $123 million and $209 million, respectively.  Loans payable-related party as of December 31, 2006 consists of loans from Charter Holdco, Charter Holdings and CCH II to Charter Operating of $3 million, $105 million, and $195 million, respectively.

These loans are subject to certain limitations and may be repaid with borrowings under the Charter Operating revolving credit facility.

11.	Minority Interest

Minority interest on the Companies’ consolidated balance sheets of $199 million and $192 million for Charter Holdings, and $663 million and $641 million for each of CCH II and CCO Holdings as of December 31, 2007 and 2006, respectively, represents preferred membership interests in CC VIII, an indirect subsidiary of the Companies.  Charter Investment, Inc. (“CII”) owns 30% of the CC VIII preferred membership interests.  CCH I, the indirect subsidiary of Charter Holdings and the direct parent of CCH II, directly owns the remaining 70% of these preferred interests.  The common membership interests in CC VIII are indirectly owned by Charter Operating.  As a result, minority interest at Charter Holdings represents 30% of the preferred membership interests whereas minority interest at CCH II and CCO Holdings represents 70% of the preferred membership interests.  Minority interest in the accompanying consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 5.6% of CC VIII’s income, net of accretion for Charter Holdings and 18.6% of CC VIII’s income, net of accretion for each of CCH II and CCO Holdings.

12.	Comprehensive Loss

The Companies report changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive income (loss).  Charter Holdings had comprehensive losses for the years ended December 31, 2007, 2006, and 2005 of $1.5 billion, $1.1 billion, and $821 million, respectively.  CCH II had comprehensive losses for the years ended December 31, 2007, 2006, and 2005 of $712 million, $403 million, and $408 million, respectively.  CCO Holdings had comprehensive losses for the years ended December 31, 2007, 2006, and 2005 of $474 million, $194 million, and $241 million, respectively.

13.	Accounting for Derivative Instruments and Hedging Activities

The Companies use interest rate derivative instruments, including but not limited to interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage interest

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

costs and reduce the Companies’ exposure to increases in floating interest rates.  The Companies’ policy is to manage exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Companies agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Companies’ hedging policy does not permit them to hold or issue derivative instruments for speculative trading purposes.  The Companies do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Companies have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the years ended December 31, 2007, 2006, and 2005, other income (expense), net includes gains of $0, $2 million, and $3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive income (loss).  For the years ended December 31, 2007, 2006, and 2005, losses of $123 million and $1 million, and a gain of $16 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expense), net, in the consolidated statements of operations.  For the years ended December 31, 2007, 2006, and 2005 other income (expense), net includes losses of $46 million, and gains of $4 million, and $47 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of December 31, 2007, 2006, and 2005, the Companies had outstanding $4.3 billion, $1.7 billion, and $1.8 billion, and $0, $0, and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

14.	Fair Value of Financial Instruments

The Companies have estimated the fair value of their financial instruments as of December 31, 2007 and 2006 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Companies would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.  The Companies are exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

The fair value of interest rate agreements represents the estimated amount the Companies would receive or pay upon termination of the agreements.  Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements.  In addition, some of the interest rate agreements are with certain of the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

participating banks under the Companies’ credit facilities, thereby reducing the exposure to credit loss.  The Companies have policies regarding the financial stability and credit standing of major counterparties.  Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Companies’ consolidated financial condition or results of operations.

The estimated fair value of the Companies’ notes and interest rate agreements at December 31, 2007 and 2006 are based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Companies’ debt and related interest rate agreements at December 31, 2007 and 2006 is as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
Charter Holdings debt	$578	$471	$967	$932
CIH debt	2,534	1,627	2,533	2,294
CCH I debt	4,083	3,225	4,092	4,104
CCH II debt	2,452	2,390	2,452	2,575
CCO Holdings debt	795	761	1,345	1,391
Charter Operating debt	1,870	1,807	1,870	1,943
Credit facilities	7,194	6,723	5,395	5,418
Interest Rate Agreements
Assets (Liabilities)
Swaps	(169)	(169)	--	--

The weighted average interest pay rate for the Companies’ interest rate swap agreements was 4.93% and 4.87% at December 31, 2007 and 2006, respectively.

15.	Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2007	2006	2005

(Gain) loss on sale of assets, net	$(3)	$8	$6
Hurricane asset retirement loss	--	--	19
Special charges, net	(14)	13	7

	$(17)	$21	$32

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the (gain) loss recognized on the sale of fixed assets and cable systems.

Hurricane asset retirement loss

For the year ended December 31, 2005, hurricane asset retirement loss represents the write off of $19 million of the Companies’ plants’ net book value as a result of significant plant damage suffered by certain of the Companies’ cable systems in Louisiana as a result of hurricanes Katrina and Rita.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Special charges, net

Special charges, net for the year ended December 31, 2007 primarily represents favorable legal settlements of approximately $20 million offset by severance associated with the closing of call centers and divisional restructuring.  Special charges, net for the year ended December 31, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring.  Special charges, net for the year ended December 31, 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.  For the year ended December 31, 2005, special charges, net were offset by approximately $2 million related to an agreed upon discount in respect of the portion of settlement consideration payable under the settlement terms of class action lawsuits.

16.	Gain (loss) on extinguishment of debt

	Year Ended December 31,
	2007	2006	2005

CCO Holdings debt refinancings	$(19)	$(3)	$--
Charter Operating credit facilities refinancing	(13)	(24)	--
CC V Holdings notes repurchase	--	--	(5)
Other	--	--	(1)

Gain (loss) on extinguishment of debt – CCH II and CCO Holdings	(32)	(27)	(6)
Charter Holdings debt exchanges and refinancings	(3)	108	500

Gain (loss) on extinguishment of debt – Charter Holdings	$(35)	$81	$494

See Note 9 for discussion of 2007 and 2006 debt transactions.

In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued approximately $333 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007.  The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.  The exchanges resulted in a gain on extinguishment of debt of approximately $10 million recorded in Charter Holdings’ consolidated statements of operations.

In March 2005, all of CC V Holdings, LLC’s (“CC V”) outstanding 11.875% senior discount notes due 2008 were redeemed at a total cost of $122 million, resulting in a loss of extinguishment of debt of approximately $5 million.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for CCH I and CIH new debt securities.  The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.  The exchanges resulted in a gain on extinguishment of debt of approximately $490 million recorded in Charter Holdings’ consolidated statements of operations.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

17.	Other Income (Expense), Net

Other income (expense), net consists of the following for years presented:

	Charter Holdings
	Year Ended December 31,
	2007	2006	2005

Gain (loss) on derivative instruments and hedging activities, net (Note 13)	$(46)	$6	$50
Minority interest (Note 11)	(7)	(4)	1
Gain (loss) on investment (Note 3)	(2)	13	22
Other, net	--	2	--

	$(55)	$17	$73

	CCH II and CCO Holdings
	Year Ended December 31,
	2007	2006	2005

Gain (loss) on derivative instruments and hedging activities, net (Note 13)	$(46)	$6	$50
Minority interest (Note 11)	(22)	(20)	33
Gain (loss) on investment (Note 3)	(2)	13	22
Other, net	--	3	--

	$(70)	$2	$105

18.	Stock Compensation Plans

Charter has stock compensation plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

In the years ended December 31, 2007, 2006, and 2005, certain directors were awarded a total of 0.2 million, 0.6 million, and 0.5 million shares, respectively, of restricted Charter Class A common stock of which no shares had been cancelled as of December 31, 2007.  The shares vest one year from the date of grant.  In 2007, 2006, and 2005, in connection with new employment agreements, certain officers were awarded 2.3 million, 0.1 million, and 3.0 million shares, respectively, of restricted Charter Class A common stock of which no shares had been cancelled as of December 31, 2007.  The shares vest annually over a one to three-year period beginning from the date of grant.  As of December 31, 2007, deferred compensation remaining to be recognized in future periods totaled $8 million.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

A summary of the activity for Charter’s stock options, excluding granted shares of restricted Charter Class A common stock, for the years ended December 31, 2007, 2006, and 2005, is as follows (amounts in thousands, except per share data):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	26,403	$3.88	29,127	$4.47	24,835	$6.57
Granted	4,549	2.77	6,065	1.28	10,810	1.36
Exercised	(2,759)	1.57	(1,049)	1.41	(17)	1.11
Cancelled	(2,511)	2.98	(7,740)	4.39	(6,501)	7.40

Options outstanding, end of period	25,682	$4.02	26,403	$3.88	29,127	$4.47

Weighted average remaining contractual life	7 years		8 years		8 years

Options exercisable, end of period	13,119	$5.88	10,984	$6.62	9,999	$7.80

Weighted average fair value of options granted	$1.86		$0.96		$0.65

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007 (amounts in thousands, except per share data):

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price

$1.00	—	$1.36	8,915	8 years	$1.17	3,097	8 years	$1.17
$1.53	—	$1.96	3,270	7 years	1.55	1,752	7 years	1.55
$2.66	—	$3.35	5,712	8 years	2.89	1,372	6 years	2.93
$4.30	—	$5.17	4,684	6 years	5.00	3,798	6 years	4.99
$9.13	—	$12.27	1,406	4 years	10.95	1,406	4 years	10.95
$13.96	—	$20.73	1,433	2 years	18.49	1,433	2 years	18.49
$21.20	—	$23.09	262	3 years	22.84	262	3 years	22.84

In January 2004, the Compensation and Benefits Committee of the board of directors of Charter approved Charter's Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan.  Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance units.  The stock options vest 25% on each of the first four anniversaries of the date of grant.  The performance units become performance shares on or about the first anniversary of the grant date, conditional upon Charter's performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award.  The performance shares become shares of Class A common stock on the third anniversary of the grant date of the performance units.  Charter granted 15.8 million and 12.2 million performance units in the years ended December 31, 2007 and 2006, respectively, under this program, and

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

recognized expense of $10 million and $4 million, respectively.  In 2005, Charter granted 3.2 million performance units under this program but did not recognize any expense, based on the Companies’ assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance units to vest.  In February 2006, the Compensation and Benefits Committee of Charter’s board of directors approved a modification to the financial performance measures under Charter's LTIP required to be met for the 2005 performance units to become performance shares which vest in March 2008.  Such expense is being recognized over the remaining two year service period.

19.	Income Taxes

Charter Holdings, CCH II and CCO Holdings are single member limited liability companies not subject to income tax and hold all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax.  However, certain of the limited liability companies are subject to state income tax.  In addition, certain of the Companies’ indirect subsidiaries are corporations that are subject to income tax.

For the years ended December 31, 2007, 2006, and 2005, the Companies recorded income tax expense related to increases in deferred tax liabilities and current federal and state income taxes primarily related to differences in accounting for franchises at our indirect corporate subsidiaries and limited liability companies that are subject to income tax.

Current and deferred income tax benefit (expense) is as follows:

	December 31,
	2007	2006	2005
Current expense:
Federal income taxes	$(3)	$(3)	$(2)
State income taxes	(5)	(4)	(4)

Current income tax expense	(8)	(7)	(6)

Deferred expense:
Federal income taxes	4	--	(3)
State income taxes	(16)	--	--

Deferred income tax expense	(12)	--	(3)

Total income expense	$(20)	$(7)	$(9)

Income tax for the year ended December 31, 2007 includes $18 million of deferred income tax expense previously recorded at the Companies’ indirect parent company.  This adjustment should have been recorded by the Companies in prior periods.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

The Companies’ effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 2.9% for the year ended December 31, 2007 and 5% for the years ended December 31, 2006 and 2005 as follows:

	Charter Holdings
	December 31,
	2007	2006	2005

Statutory federal income taxes	$474	$471	$279
Statutory state income taxes, net	38	67	40
Losses allocated to limited liability companies not subject to income taxes	(513)	(533)	(345)
Franchises	(12)	--	(3)
Valuation allowance provided and other	(7)	(12)	20

Income tax expense	$(20)	$(7)	$(9)

	CCH II
	December 31,
	2007	2006	2005

Statutory federal income taxes	$199	$222	$146
Statutory state income taxes, net	16	32	21
Losses allocated to limited liability companies not subject to income taxes	(216)	(249)	(196)
Franchises	(12)	--	(3)
Valuation allowance provided and other	(7)	(12)	23

Income tax expense	$(20)	$(7)	$(9)

	CCO Holdings
	December 31,
	2007	2006	2005

Statutory federal income taxes	$116	$149	$87
Statutory state income taxes, net	10	21	12
Losses allocated to limited liability companies not subject to income taxes	(127)	(165)	(128)
Franchises	(12)	--	(3)
Valuation allowance provided and other	(7)	(12)	23

Income tax expense	$(20)	$(7)	$(9)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 which are included in long-term liabilities are presented below.

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$111	$85
Other	8	5

Total gross deferred tax assets	119	90
Less: valuation allowance	(70)	(63)

Deferred tax assets	$49	$27

Deferred tax liabilities:
Property, plant & equipment	(37)	(31)
Franchises	(238)	(195)

Deferred tax liabilities	(275)	(226)

Net deferred tax liabilities	$(226)	$(199)

During the year ended December 31, 2007, the Companies recorded an additional $32 million of deferred tax liabilities previously recorded at the Companies’ indirect parent company, $14 million of which was recorded through member’s equity.

As of December 31, 2007, the Companies have deferred tax assets of $119 million, which primarily relate to net operating loss carryforwards of certain of its indirect corporate subsidiaries and limited liability companies subject to state income tax.  These net operating loss carryforwards (generally expiring in years 2008 through 2027) are subject to certain return limitations.  A valuation allowance of $70 million exists with respect to these carryforwards as of December 31, 2007.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

Charter and Charter Holdco, our indirect parent companies, are currently under examination by the Internal Revenue Service for the tax years ending December 31, 2004 and 2005.  Management does not expect the results of these examinations to have a material adverse effect on the Companies’ consolidated financial condition or results of operations.

In January 2007, the Companies adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The Companies have not taken any significant positions that they believe would not meet the “more likely than not” criteria and require disclosure.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

20.	Related Party Transactions

The following sets forth certain transactions in which the Companies and the directors, executive officers and affiliates of the Companies are involved.  Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Companies than could have been obtained from independent third parties.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries.  Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries.  The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims.  Costs associated with providing these services are charged directly to the Companies’ operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations.  Such costs totaled $213 million, $231 million, and $205 million for the years ended December 31, 2007, 2006, and 2005, respectively.  All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements.  For the years ended December 31, 2007, 2006, and 2005, the management fee charged to the Companies’ operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Companies’ operating subsidiaries.  The Companies’ credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness.  In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries.  Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid.

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

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Companies do business or which provide them with products, services or programming.  Among these entities are Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc. (“Digeo”), Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (“Action Sports”) and Microsoft Corporation.  Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures.  Ms. Jo Allen Patton is a director of Charter and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of Charter and is Executive Vice President of Vulcan Inc. and Vulcan Ventures.  The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another.  The Companies can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Companies will realize any benefits from these relationships or that the Companies will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of the Companies and their business.  The Companies cannot provide any assurance that, in the event that the Companies or any of their subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to the Companies as terms it might have obtained from an unrelated third party.  Also,

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

conflicts could arise with respect to the allocation of corporate opportunities between the Companies and Mr. Allen and his affiliates.  The Companies have not instituted any formal plan or arrangement to address potential conflicts of interest.

The Companies received or receive programming for broadcast via its cable systems from Oxygen Media and Trail Blazers Inc.  The Companies pay a fee for the programming service generally based on the number of customers receiving the service.  Such fees for the years ended December 31, 2007, 2006, and 2005 were each less than 1% of total operating expenses.

Oxygen. Oxygen Media LLC ("Oxygen") provides programming content to the Companies pursuant to a carriage agreement.  Under the carriage agreement, the Companies paid Oxygen approximately $8 million, $8 million, and $9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

In 2005, pursuant to an amended equity issuance agreement, Oxygen Media delivered 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco.  In November 2007, Oxygen was sold to an unrelated third party and Charter Holdco received approximately $35 million representing its liquidation preference on its preferred stock.  Mr. Allen and his affiliates also no longer have an interest in Oxygen.

The Companies recognized the guaranteed value of the investment over the life of the initial carriage agreement (which expired February 1, 2005) as a reduction of programming expense.  For the year ended December 31, 2005, the Companies recorded approximately $2 million as a reduction of programming expense.

Digeo, Inc. In March 2001, Charter Ventures and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo.  In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated.  At that time, the equity interest was subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf.  After Vulcan Ventures recovered its amount contributed (the “Priority Return”), Charter Ventures should have had a 100% profit interest in DBroadband Holdings, LLC.  Charter Ventures was not required to make any capital contributions, including capital calls to DBroadband Holdings, LLC.  DBroadband Holdings, LLC therefore was not included in the Companies’ consolidated financial statements.  Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return.  Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.  On October 3, 2006, Vulcan Ventures and Digeo recapitalized Digeo.  In connection with such recapitalization, DBroadband Holdings, LLC consented to the conversion of its preferred stock holdings in Digeo to common stock, and Vulcan Ventures surrendered its Priority Return to Charter Ventures.  As a result, DBroadband Holdings, LLC is now included in the Companies’ consolidated financial statements.  Such amounts are immaterial.  After the recapitalization, DBroadband Holdings, LLC owns 1.8% of Digeo, Inc’s common stock.  Digeo, Inc. is therefore not included in the Companies’ consolidated financial statements.  In December 2007, the Digeo, Inc. common stock was transferred to Charter Operating, and DBroadband Holdings, LLC was dissolved.

The Companies paid Digeo Interactive approximately $0, $2 million, and $3 million for the years ended December 31, 2007, 2006, and 2005, respectively, for customized development of the i-channels and the local content tool kit.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units.  The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004.  Pursuant to a software license agreement with Digeo Interactive for the right to use Digeo's proprietary software for DVR units, the Companies paid approximately $2 million, $3 million, and $1 million in license and maintenance fees in 2007, 2006, and 2005, respectively.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

The Companies paid approximately $10 million, $11 million, and $10 million for the years ended December 31, 2007, 2006, and 2005, respectively, in capital purchases under an agreement with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units.  Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million.  The definitive agreements are terminable at no penalty to Charter in certain circumstances.

CC VIII. As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, the Companies’ indirect limited liability company subsidiary, issued, after adjustments, the CC VIII interest with an initial value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers").  Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right").  In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003.  Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate.

At such time through 2005, such interest was held at CC VIII and was subject to a dispute between Mr. Allen and the Companies as to the ultimate ownership of the CC VIII interest.  In 2005, Mr. Allen, a Special Committee of independent directors, Charter, Charter Holdco and certain of their affiliates, agreed to settle a dispute related to the CC VIII interest.  Pursuant to the settlement, CII has retained 30% of its CC VIII interest (the "Remaining Interests").  The Remaining Interests are subject to certain transfer restrictions, including requirements that the Remaining Interests participate in a sale with other holders or that allow other holders to participate in a sale of the Remaining Interests, as detailed in the revised CC VIII Limited Liability Company Agreement.  CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco to CCHC.  Of the 70% of the CC VIII interest, 7.4% has been transferred by CII to CCHC for the CCHC note.  The remaining 62.6% has been transferred by CII to Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

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

As part of the debt exchange in September 2006 described in Note 9, CCHC contributed the CC VIII interest in the Class A preferred equity interests of CC VIII to CCH I. The CC VIII interest was pledged as security for all CCH I notes.  The CC VIII preferred interests are entitled to a 2% accreting priority return on the priority capital.

Certain related parties, including members of the board of directors, hold interests in Charter Holdings’ and its subsidiaries’ senior notes and discount notes of approximately $203 million of face value at December 31, 2007.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

21.	Commitments and Contingencies

Commitments

The following table summarizes the Companies’ payment obligations as of December 31, 2007 for its contractual obligations.

	Total	2008	2009	2010	2011	2012	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$91	$21	$17	$15	$11	$8	$19
Programming Minimum Commitments (2)	1,020	331	316	102	105	110	56
Other (3)	475	374	65	34	2	--	--

Total	$1,586	$726	$398	$151	$118	$118	$75

(1)
The Companies lease certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2007, 2006, and 2005, were $23 million, $23 million, and $22 million, respectively.

(2)
The Companies pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were $1.6 billion, $1.5 billion, and $1.4 billion, for the years ended December 31, 2007, 2006, and 2005, respectively.  Certain of the Companies’ programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under the Companies’ programming contracts.

(3)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Companies’ billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below.  However, the Companies incur these costs as part of their operations:

•
The Companies also rent utility poles used in its operations.  Generally, pole rentals are cancelable on short notice, but the Companies anticipate that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2007, 2006, and 2005, was $47 million, $44 million, and $44 million, respectively.

•
The Companies pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  The Companies also pay other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statements of operations were $172 million, $175 million, and $165 million for the years ended December 31, 2007, 2006, and 2005, respectively.

•
The Companies also have $136 million in letters of credit, primarily to their various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.  These letters of credit reduce the amount the Companies may borrow under the Charter Operating credit facilities.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Litigation

The Companies and their parent companies are defendants or co-defendants in several unrelated lawsuits claiming infringement of various patents relating to various aspects of their businesses.  Other industry participants are also defendants in certain of these cases, and, in many cases, the Companies expect that any potential liability would be the responsibility of their equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Companies infringe on any intellectual property rights, they may be subject to substantial damages and/or an injunction that could require the Companies or their vendors to modify certain products and services the Companies offer to their subscribers.  While the Companies believe the lawsuits are without merit and intend to defend the actions vigorously, the lawsuits could be material to the Companies’ consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Companies’ consolidated financial condition, results of operations or liquidity.

The Companies and their parent companies are party to lawsuits and claims that arise in the ordinary course of conducting their business.  The ultimate outcome of these other legal matters pending against the Companies or their subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Companies’ consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Companies’ consolidated financial condition, results of operations or liquidity.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments.  The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.  The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers.  It removed barriers to competition in both the cable television market and the telephone market.  Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas.

Future legislative and regulatory changes could adversely affect the Companies’ operations, including, without limitation, additional regulatory requirements the Companies may be required to comply with as they offer new services such as telephone.

22.	Employee Benefit Plan

The Companies’ employees may participate in the Charter Communications, Inc. 401(k) Plan.  Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.  The Companies match 50% of the first 5% of participant contributions.  The Companies made contributions to the 401(k) plan totaling $7 million, $8 million, and $6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

23.	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Companies will adopt SFAS 157 effective January 1, 2008.  In February 2008, the FASB issued, FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  The Companies do not expect that the adoption of SFAS 157 will have a material impact on their financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Companies do not expect that the adoption of SFAS 159 will have a material impact on their financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations: Applying the Acquisition Method, and SFAS 160, Consolidations, which provide guidance on the accounting and reporting for business combinations and minority interests in consolidated financial statements.  SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Companies are currently assessing the impact of SFAS 141R and SFAS 160 on their financial statements.

The Companies do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Companies’ accompanying financial statements.

24.	Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted from distribution to the parent company.  The following condensed parent-only financial statements of Charter Holdings, CCH II, and CCO Holdings account for the investment in its subsidiaries under the equity method of accounting.  The financial statements should be read in conjunction with the consolidated financial statements of the Companies and notes thereto.

Charter Communications Holdings, LLC (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2007	2006
ASSETS
Receivable – related party	$19	$28
Loans receivable – subsidiaries	--	105
Other assets	3	6

Total assets	$22	$139

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities	$19	$25
Long-term debt	578	967
Losses in excess of investment in subsidiaries	6,652	4,737
Member’s deficit	(7,227)	(5,590)

Total liabilities and member’s deficit	$22	$139

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter Communications Holdings, LLC (Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2007	2006	2005

Interest expense	$(68)	$(151)	$(711)
Gain (loss) on extinguishment of debt	(3)	108	520
Equity in losses of subsidiaries	(1,302)	(1,072)	(647)

Net loss	$(1,373)	$(1,115)	$(838)

Charter Communications Holdings, LLC (Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,373)	$(1,115)	$(838)
Noncash interest expense	2	20	179
Equity in losses of subsidiaries	1,302	1,072	647
(Gain) loss on extinguishment of debt	1	(108)	(521)
Changes in operating assets and liabilities	(10)	5	(111)

Net cash flows from operating activities	(78)	(126)	(644)

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from subsidiaries	467	233	644

Net cash flows from investing activities	467	233	644

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(389)	--	--
Loan to subsidiary	--	(105)	--
Payments for debt issuance costs	--	(2)	--

Net cash flows from financing activities	(389)	(107)	--

NET INCREASE IN CASH AND CASH EQUIVALENTS	--	--	--
CASH AND CASH EQUIVALENTS, beginning of year	--	--	--

CASH AND CASH EQUIVALENTS, end of year	$--	$--	$--

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

CCH II, LLC (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$5	$4
Receivable – related party	11	8
Investment in subsidiaries	1,912	3,847
Loans receivable – subsidiaries	209	195
Other assets	19	25

Total assets	$2,156	$4,079

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities	$72	$74
Long-term debt	2,452	2,452
Member’s equity (deficit)	(368)	1,553

Total liabilities and member’s equity (deficit)	$2,156	$4,079

CCH II, LLC (Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2007	2006	2005

Interest expense	$(238)	$(209)	$(167)
Equity in losses of subsidiaries	(350)	(193)	(258)

Net loss	$(588)	$(402)	$(425)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

CCH II, LLC (Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(588)	$(402)	$(425)
Noncash interest expense	6	5	2
Equity in losses of subsidiaries	350	193	258
Changes in operating assets and liabilities	(19)	(5)	--

Net cash flows from operating activities	(251)	(209)	(165)

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from subsidiaries	1,447	1,151	925
Investment in subsidiaries	--	(148)	--
Loan to subsidiary	--	(195)	--

Net cash flows from investing activities	1,447	808	925

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance	--	440	--
Repayments of long-term debt	--	(189)	--
Distributions to parent companies	(1,195)	(831)	(760)
Payments for debt issuance costs	--	(15)	--

Net cash flows from financing activities	(1,195)	(595)	(760)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1	4	--
CASH AND CASH EQUIVALENTS, beginning of year	4	--	--

CASH AND CASH EQUIVALENTS, end of year	$5	$4	$--

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

CCO Holdings, LLC (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$2	$2
Receivable – related party	18	15
Investment in subsidiaries	2,760	4,912
Loans receivable – subsidiaries	275	255
Other assets	11	18

Total assets	$3,066	$5,202

LIABILITIES AND MEMBER’S EQUITY
Current liabilities	$9	$10
Long-term debt	1,145	1,345
Member’s equity	1,912	3,847

Total liabilities and member’s equity	$3,066	$5,202

CCO Holdings, LLC (Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2007	2006	2005

Interest expense	$(84)	$(108)	$(92)
Other expense	(19)	(3)	(1)
Equity in losses of subsidiaries	(247)	(82)	(165)

Net loss	$(350)	$(193)	$(258)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

CCO Holdings, LLC (Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350)	$(193)	$(258)
Noncash interest expense	2	5	4
Equity in losses of subsidiaries	247	82	165
Loss on extinguishment of debt	8	3	--
Changes in operating assets and liabilities	(25)	(19)	2

Net cash flows from operating activities	(118)	(122)	(87)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	--	--	(500)
Distributions from subsidiaries	1,767	1,274	792
Loan to subsidiary	--	(148)	(105)

Net cash flows from investing activities	1,767	1,126	187

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance	350	--	294
Repayments of long-term debt	(550)	--	--
Contributions from parent companies	--	148	--
Distributions to parent companies	(1,447)	(1,151)	(925)
Payments for debt issuance costs	(2)	--	(9)

Net cash flows from financing activities	(1,649)	(1,003)	(640)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	1	(540)
CASH AND CASH EQUIVALENTS, beginning of year	2	1	541

CASH AND CASH EQUIVALENTS, end of year	$2	$2	$1

25.  Consolidating Schedules

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

accounted for as a transaction among entities under common control, and accordingly financial statements of Charter Holdings reflect the contribution as if it had occurred on the date of the settlement with Paul Allen.

Condensed consolidating financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 follow.

Charter Holdings
Condensed Consolidating Balance Sheet
As of December 31, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$2	$4	$5	$2	$--	$13
Accounts receivable, net	--	--	--	--	220	--	220
Receivables from related party	19	--	--	11	--	(30)	--
Prepaid expenses and other current assets	--	--	--	--	24	--	24
Total current assets	19	2	4	16	246	(30)	257

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,072	--	5,072
Franchises, net	--	--	--	--	8,942	--	8,942
Total investment in cable properties, net	--	--	--	--	14,014	--	14,014

INVESTMENT IN SUBSIDIARIES	--	--	--	1,912	--	(1,912)	--

OTHER NONCURRENT ASSETS	3	17	44	19	186	--	269

Total assets	$22	$19	$48	$1,947	$14,446	$(1,942)	$14,540

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19	$83	$109	$72	$929	$--	$1,212
Payables to related party	--	1	5	--	192	(30)	168
Total current liabilities	19	84	114	72	1,121	(30)	1,380

LONG-TERM DEBT	578	2,534	4,083	2,452	9,859	--	19,506
LOANS PAYABLE (RECEIVABLE) – RELATED PARTY	--	--	--	(209)	332	--	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	545	--	545
MINORITY INTEREST	--	--	(464)	--	663	--	199
LOSSES IN EXCESS OF INVESTMENT	6,652	4,053	368	--	--	(11,073)	--
MEMBER’S EQUITY (DEFICIT)	(7,227)	(6,652)	(4,053)	(368)	1,912	9,161	(7,227)

Total liabilities and member’s equity (deficit)	$22	$19	$48	$1,947	$14,446	$(1,.942)	$14,540

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the year ended December 31, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$6,002	$--	$6,002

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,620	--	2,620
Selling, general and administrative	--	--	--	--	1,289	--	1,289
Depreciation and amortization	--	--	--	--	1,328	--	1,328
Impairment of franchises	--	--	--	--	178	--	178
Asset impairment charges	--	--	--	--	56	--	56
Other operating income, net	--	--	--	--	(17)	--	(17)

	--	--	--	--	5,454	--	5,454

Operating income	--	--	--	--	548	--	548

OTHER INCOME AND (EXPENSES):
Interest expense, net	(68)	(295)	(434)	(238)	(776)	--	(1,811)
Other income (expense), net	(3)	--	15	--	(102)	--	(90)
Equity in losses of subsidiaries	(1,302)	(1,007)	(588)	(350)	--	3,247	--

	(1,373)	(1,302)	(1,007)	(588)	(878)	3,247	(1,901)

Loss before income taxes	(1,373)	(1,302)	(1,007)	(588)	(330)	3,247	(1,353)

INCOME TAX EXPENSE	--	--	--	--	(20)	--	(20)

Net loss	$(1,373)	$(1,302)	$(1,007)	$(588)	$(350)	$3,247	$(1,373)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the year ended December 31, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$5,504	$--	$5,504

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,438	--	2,438
Selling, general and administrative	--	--	--	--	1,165	--	1,165
Depreciation and amortization	--	--	--	--	1,354	--	1,354
Asset impairment charges	--	--	--	--	159	--	159
Other operating expenses, net	--	--	--	--	21	--	21

	--	--	--	--	5,137	--	5,137

Operating income from continuing operations	--	--	--	--	367	--	367

OTHER INCOME AND EXPENSES:
Interest expense, net	(151)	(290)	(395)	(209)	(766)	--	(1,811)
Other income (expense), net	108	--	15	--	(25)	--	98
Equity in losses of subsidiaries	(1,072)	(782)	(402)	(193)	--	2,449	--

	(1,115)	(1,072)	(782)	(402)	(791)	2,449	(1,713)

Loss from continuing operations before income taxes	(1,115)	(1,072)	(782)	(402)	(424)	2,449	(1,346)

INCOME TAX EXPENSE	--	--	--	--	(7)	--	(7)

Loss from continuing operations	(1,115)	(1,072)	(782)	(402)	(431)	2,449	(1,353)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	--	--	--	238	--	238

Net loss	$(1,115)	$(1,072)	$(782)	$(402)	$(193)	$2,449	$(1,115)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the year ended December 31, 2005

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$5,033	$--	$5,033

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,203	--	2,203
Selling, general and administrative	--	--	--	--	1,012	--	1,012
Depreciation and amortization	--	--	--	--	1,443	--	1,443
Asset impairment charges	--	--	--	--	39	--	39
Other operating expenses, net	--	--	--	--	32	--	32

	--	--	--	--	4,729	--	4,729

Operating income from continuing operations	--	--	--	--	304	--	304

OTHER INCOME AND EXPENSES:
Interest expense, net	(711)	(72)	(98)	(167)	(691)	--	(1,739)
Gain (loss) on extinguishment of debt	520	(8)	(12)	--	(6)	--	494
Other income, net	--	--	(32)	--	105	--	73
Equity in income (loss) of subsidiaries	(647)	(567)	(425)	(258)	--	1,897	--

	(838)	(647)	(567)	(425)	(592)	1,897	(1,172)

Loss from continuing operations before income taxes	(838)	(647)	(567)	(425)	(288)	1,897	(868)

INCOME TAX EXPENSE	--	--	--	--	(9)	--	(9)

Loss from continuing operations	(838)	(647)	(567)	(425)	(297)	1,897	(877)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	--	--	--	39	--	39

Net loss	$(838)	$(647)	$(567)	$(425)	$(258)	$1,897	$(838)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,373)	$(1,302)	$(1,007)	$(588)	$(350)	$3,247	$(1,373)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,328	--	1,328
Impairment of franchises	--	--	--	--	178	--	178
Asset impairment charges	--	--	--	--	56	--	56
Noncash interest expense	2	3	(6)	6	17	--	22
Deferred income taxes	--	--	--	--	12	--	12
Equity in losses of subsidiaries	1,302	1,007	588	350	--	(3,247)	--
Other, net	1	--	(15)	--	84	--	70
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	(33)	--	(33)
Prepaid expenses and other assets	--	--	--	--	(5)	--	(5)
Accounts payable, accrued expenses and other	(5)	10	1	(2)	31	--	35
Receivables from and payables to related party, including deferred management fees	(5)	--	--	(17)	55	--	33

Net cash flows from operating activities	(78)	(282)	(439)	(251)	1,373	--	323

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(1,244)	--	(1,244)
Change in accrued expenses related to capital expenditures	--	--	--	--	(2)	--	(2)
Proceeds from sale of assets, including cable systems	--	--	--	--	104	--	104
Other, net	--	--	--	--	(31)	--	(31)

Net cash flows from investing activities	--	--	--	--	(1,173)	--	(1,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	7,877	--	7,877
Repayments of long-term debt	(389)	--	--	--	(6,628)	--	(7,017)
Payments for debt issuance costs	--	--	--	--	(33)	--	(33)
Net contributions (distributions)	467	281	440	252	(1,447)	--	(7)
Other, net	--	--	--	--	5	--	5

Net cash flows from financing activities	78	281	440	252	(226)	--	825

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(1)	1	1	(26)	--	(25)
CASH AND CASH EQUIVALENTS, beginning of period	--	3	3	4	28	--	38

CASH AND CASH EQUIVALENTS, end of period	$--	$2	$4	$5	$2	$--	$13

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,115)	$(1,072)	$(782)	$(402)	$(193)	$2,449	$(1,115)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,362	--	1,362
Asset impairment charges	--	--	--	--	159	--	159
Noncash interest expense	20	63	(9)	5	23	--	102
Equity in losses of subsidiaries	1,072	782	402	193	--	(2,449)	--
Other, net	(108)	(1)	(13)	1	(155)	--	(276)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	23	--	23
Prepaid expenses and other assets	--	--	--	--	1	--	1
Accounts payable, accrued expenses and other	10	43	(11)	8	(23)	--	27
Receivables from and payables to related party, including deferred management fees	(5)	2	--	(14)	41	--	24

Net cash flows from operating activities	(126)	(183)	(413)	(209)	1,238	--	307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(1,103)	--	(1,103)
Change in accrued expenses related to capital expenditures	--	--	--	--	24	--	24
Proceeds from sale of assets	--	--	--	--	1,020	--	1,020
Other, net	--	--	--	--	(6)	--	(6)

Net cash flows from investing activities	--	--	--	--	(65)	--	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	6,322	--	6,322
Borrowings (loans) from related parties	(105)	--	--	(195)	300	--	--
Repayments of long-term debt	--	--	--	(189)	(6,729)	--	(6,918)
Repayments to related parties	--	--	--	--	(20)	--	(20)
Proceeds from issuance of debt	--	--	--	440	--	--	440
Payments for debt issuance costs	(2)	--	(4)	(15)	(18)	--	(39)
Net contributions (distributions)	233	183	412	172	(1,003)	--	(3)

Net cash flows from financing activities	126	183	408	213	(1,148)	--	(218)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	--	(5)	4	25	--	24
CASH AND CASH EQUIVALENTS, beginning of period	--	3	8	--	3	--	14

CASH AND CASH EQUIVALENTS, end of period	$--	$3	$3	$4	$28	$--	$38

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2005

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(838)	$(647)	$(567)	$(425)	$(258)	$1,897	$(838)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,499	--	1,499
Asset impairment charges	--	--	--	--	39	--	39
Noncash interest expense	179	49	(2)	2	29	--	257
(Gain) loss on extinguishment of debt	(521)	8	12	--	--	--	(501)
Equity in losses of subsidiaries	647	567	425	258	--	(1,897)	--
Other, net	--	--	32	--	(63)	--	(31)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	10	--	--	--	(41)	--	(31)
Prepaid expenses and other assets	1	--	--	--	(7)	--	(6)
Accounts payable, accrued expenses and other	(110)	25	107	--	(66)	--	(44)
Receivables from and payables to related party, including deferred management fees	(12)	2	3	--	(83)	--	(90)

Net cash flows from operating activities	(644)	4	10	(165)	1,049	--	254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(1,088)	--	(1,088)
Change in accrued expenses related to capital expenditures	--	--	--	--	13	--	13
Proceeds from sale of assets	--	--	--	--	44	--	44
Other, net	--	--	--	--	13	--	13

Net cash flows from investing activities	--	--	--	--	(1,018)	--	(1,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	1,207	--	1,207
Borrowings from related parties	--	--	--	--	140	--	140
Repayments of long-term debt	--	--	--	--	(1,107)	--	(1,107)
Repayments to related parties	--	--	--	--	(147)	--	(147)
Proceeds from issuance of debt	--	--	--	--	294	--	294
Payments for debt issuance costs	--	(8)	(51)	--	(11)	--	(70)
Redemption of preferred interest	--	--	--	--	(25)	--	(25)
Net contributions (distributions)	644	7	49	165	(925)	--	(60)

Net cash flows from financing activities	644	(1)	(2)	165	(574)	--	232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	3	8	--	(543)	--	(532)
CASH AND CASH EQUIVALENTS, beginning of period	--	--	--	--	546	--	546

CASH AND CASH EQUIVALENTS, end of period	$--	$3	$8	$--	$3	$--	$14

26.           Subsequent Events

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 ("the Notes"), guaranteed by CCO Holdings and certain subsidiaries of Charter Operating, in a private transaction and borrowed $500 million principal amount of incremental term loans (the "Incremental Term Loans") under the Charter Operating credit facilities. The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.   The net proceeds of the two transactions will be used to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities and for general corporate purposes.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

After the receipt in March 2008 of net proceeds from the Charter Operating 10.875% 2nd lien notes due 2014 and the Incremental Term Loans, the Companies expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund its and their parent companies’ projected cash needs, including scheduled maturities, through 2009.  The Companies believe that cash flows from operating activities, and the amounts available under its credit facilities will not be sufficient to fund its and their parent companies’ projected cash needs in 2010 (primarily as a result of the CCH II $2.2 billion of senior notes maturing in September 2010 ) and thereafter.  The Companies’ projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.   Although the Companies and their parent companies have been able to refinance or otherwise fund the repayment of debt in the past, the Companies and their parent companies may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when the Companies need to raise additional liquidity.  No assurances can be given that the Companies will not experience liquidity problems if they do not obtain sufficient additional financing on a timely basis as the Companies’ debt becomes due or because of adverse market conditions, increased competition, or other unfavorable events.