Form 10-Q
period 2008-03-31
CHARTER COMMUNICATIONS HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP; CCO HOLDINGS LLC; CCH II CAPITAL CORP; CCH II LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2008-05-14
CIK 1085476, 1271834, 1271833, 1266605, 1266604, 1085475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:	333-77499
333-77499-01
333-111423
333-111423-01
333-112593
333-112593-01

Charter Communications Holdings, LLC *
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

Large accelerated filers ☐                                      Accelerated filers ☐                                                            Non-accelerated filers ☑                                    Smaller reporting companies ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of May 13, 2008: 100

Number of shares of common stock of CCH II Capital Corp. outstanding as of May 13, 2008: 1

Number of shares of CCO Holdings Capital Corp. outstanding as of May 13, 2008: 1

*Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation, CCH II, LLC, CCH II Capital Corp., CCO Holdings, LLC, and CCO Holdings Capital Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore filing with the reduced disclosure format.

This combined Form 10-Q is separately filed by Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation, CCH II, LLC, CCH II Capital Corp., CCO Holdings, LLC, and CCO Holdings Capital Corp.  Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant.  Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements - Charter Communications Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of March 31, 2008
and December 31, 2007	4
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2008 and 2007	5
Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2008 and 2007	6
Financial Statements – CCH II, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of March 31, 2008
and December 31, 2007	7
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2008 and 2007	8
Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2008 and 2007	9
Financial Statements – CCO Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of March 31, 2008
and December 31, 2007	10
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2008 and 2007	11
Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2008 and 2007	12

Combined Notes to Condensed Consolidated Financial Statements	13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 6. Exhibits	48

SIGNATURES	S-1

EXHIBIT INDEX	E-1

This quarterly report is for the three months ended March 31, 2008.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  This information incorporates documents previously filed by our parent company, Charter Communications, Inc., with the SEC including its quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Holdings, LLC and its subsidiaries, including its indirect subsidiaries CCH II, LLC and CCO Holdings, LLC, and their subsidiaries.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for an organizational chart set forth in Part I. Item 1. under the heading "Business – Corporate Organizational Structure."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity," and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$465	$13
Short-term investments	13	--
Accounts receivable, less allowance for doubtful accounts of
$17 and $18, respectively	200	220
Prepaid expenses and other current assets	27	24
Total current assets	705	257

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,083	5,072
Franchises, net	8,941	8,942
Total investment in cable properties, net	14,024	14,014

OTHER NONCURRENT ASSETS	301	269

Total assets	$15,030	$14,540

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,294	$1,212
Payables to related party	164	168
Total current liabilities	1,458	1,380

LONG-TERM DEBT	20,169	19,506
LOANS PAYABLE – RELATED PARTY	127	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	673	545
MINORITY INTEREST	201	199

Member’s deficit	(7,385)	(7,104)
Accumulated other comprehensive loss	(227)	(123)

Total member’s deficit	(7,612)	(7,227)

Total liabilities and member’s deficit	$15,030	$14,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2008	2007

REVENUES	$1,564	$1,425

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	681	631
Selling, general and administrative	346	303
Depreciation and amortization	321	331
Other operating expenses, net	11	4

	1,359	1,269

Income from operations	205	156

OTHER EXPENSES:
Interest expense, net	(451)	(454)
Change in value of derivatives	(30)	(1)
Other expense, net	(3)	(3)

	(484)	(458)

Loss before income taxes	(279)	(302)

INCOME TAX EXPENSE	(2)	(2)

Net loss	$(281)	$(304)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(281)	$(304)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	321	331
Noncash interest expense	5	7
Change in value of derivatives	30	1
Other, net	15	12
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	20	38
Prepaid expenses and other assets	(2)	(4)
Accounts payable, accrued expenses and other	104	189
Receivables from and payables to related party, including deferred management fees	(9)	(4)

Net cash flows from operating activities	203	266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(334)	(298)
Change in accrued expenses related to capital expenditures	(31)	(32)
Purchases of short-term investments	(13)	--
Other, net	3	9

Net cash flows from investing activities	(375)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,765	911
Repayments of long-term debt	(1,102)	(691)
Payments for debt issuance costs	(39)	(20)
Contributions	--	1

Net cash flows from financing activities	624	201

NET INCREASE IN CASH AND CASH EQUIVALENTS	452	146
CASH AND CASH EQUIVALENTS, beginning of period	13	38

CASH AND CASH EQUIVALENTS, end of period	$465	$184

CASH PAID FOR INTEREST	$324	$304

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$464	$7
Short-term investments	7	--
Accounts receivable, less allowance for doubtful accounts of
$17 and $18, respectively	200	220
Prepaid expenses and other current assets	27	24
Total current assets	698	251

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,083	5,072
Franchises, net	8,941	8,942
Total investment in cable properties, net	14,024	14,014

OTHER NONCURRENT ASSETS	238	205

Total assets	$14,960	$14,470

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$957	$1,001
Payables to related party	176	181
Total current liabilities	1,133	1,182

LONG-TERM DEBT	12,977	12,311
LOANS PAYABLE – RELATED PARTY	127	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	673	545
MINORITY INTEREST	669	663

Member’s deficit	(406)	(245)
Accumulated other comprehensive loss	(227)	(123)

Total member’s deficit	(633)	(368)

Total liabilities and member’s deficit	$14,960	$14,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2008	2007

REVENUES	$1,564	$1,425

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	681	631
Selling, general and administrative	346	303
Depreciation and amortization	321	331
Other operating expenses, net	11	4

	1,359	1,269

Income from operations	205	156

OTHER EXPENSES:
Interest expense, net	(253)	(250)
Change in value of derivatives	(30)	(1)
Other expense, net	(7)	(6)

	(290)	(257)

Loss before income taxes	(85)	(101)

INCOME TAX EXPENSE	(2)	(2)

Net loss	$(87)	$(103)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87)	$(103)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	321	331
Noncash interest expense	5	6
Change in value of derivatives	30	1
Other, net	19	14
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	20	38
Prepaid expenses and other assets	(2)	(4)
Accounts payable, accrued expenses and other	(20)	42
Receivables from and payables to related party, including deferred management fees	(10)	(2)

Net cash flows from operating activities	276	323

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(334)	(298)
Change in accrued expenses related to capital expenditures	(31)	(32)
Purchases of short-term investments	(7)	--
Other, net	3	9

Net cash flows from investing activities	(369)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,765	911
Repayments of long-term debt	(1,102)	(691)
Payments for debt issuance costs	(39)	(20)
Distributions	(74)	(167)

Net cash flows from financing activities	550	33

NET INCREASE IN CASH AND CASH EQUIVALENTS	457	35
CASH AND CASH EQUIVALENTS, beginning of period	7	32

CASH AND CASH EQUIVALENTS, end of period	$464	$67

CASH PAID FOR INTEREST	$250	$247

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$464	$2
Short-term investments	2	--
Accounts receivable, less allowance for doubtful accounts of
$17 and $18, respectively	200	220
Prepaid expenses and other current assets	27	24
Total current assets	693	246

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,083	5,072
Franchises, net	8,941	8,942
Total investment in cable properties, net	14,024	14,014

OTHER NONCURRENT ASSETS	221	186

Total assets	$14,938	$14,446

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$935	$929
Payables to related party	173	192
Total current liabilities	1,108	1,121

LONG-TERM DEBT	10,525	9,859
LOANS PAYABLE – RELATED PARTY	354	332
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	673	545
MINORITY INTEREST	669	663

Member’s equity	1,822	2,035
Accumulated other comprehensive loss	(227)	(123)

Total member’s equity	1,595	1,912

Total liabilities and member’s equity	$14,938	$14,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2008	2007

REVENUES	$1,564	$1,425

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	681	631
Selling, general and administrative	346	303
Depreciation and amortization	321	331
Other operating expenses, net	11	4

	1,359	1,269

Income from operations	205	156

OTHER EXPENSES:
Interest expense, net	(193)	(190)
Change in value of derivatives	(30)	(1)
Other expense, net	(7)	(6)

	(230)	(197)

Loss before income taxes	(25)	(41)

INCOME TAX EXPENSE	(2)	(2)

Net loss	$(27)	$(43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27)	$(43)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	321	331
Noncash interest expense	4	4
Change in value of derivatives	30	1
Other, net	19	15
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	20	38
Prepaid expenses and other assets	(2)	(4)
Accounts payable, accrued expenses and other	29	92
Receivables from and payables to related party, including deferred management fees	(6)	2

Net cash flows from operating activities	388	436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(334)	(298)
Change in accrued expenses related to capital expenditures	(31)	(32)
Purchases of short-term investments	(2)	--
Other, net	3	9

Net cash flows from investing activities	(364)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,765	911
Repayments of long-term debt	(1,102)	(691)
Payments for debt issuance costs	(39)	(20)
Distributions	(186)	(280)

Net cash flows from financing activities	438	(80)

NET INCREASE IN CASH AND CASH EQUIVALENTS	462	35
CASH AND CASH EQUIVALENTS, beginning of period	2	28

CASH AND CASH EQUIVALENTS, end of period	$464	$63

CASH PAID FOR INTEREST	$137	$135

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at March 31, 2008 are the equity interests in its subsidiaries, which include CCH II, LLC (“CCH II”) and CCO Holdings, LLC (“CCO Holdings”). Charter Holdings, CCH II, and CCO Holdings are indirect subsidiaries of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. (“Charter”).  Each set of consolidated financial statements include the accounts of Charter Holdings, CCH II, and CCO Holdings, and all of their respective subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Companies."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Companies, through their operating subsidiary, Charter Communications Operating, LLC (“Charter Operating”), operate broadband communications businesses in the United States offering to residential and commercial customers traditional cable video programming (analog and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™ (“OnDemand”), and digital video recorder service.  Cable video programming, high-speed Internet, telephone, and advanced broadband services are sold on a subscription basis.  The Companies also sell local advertising on cable networks.

The accompanying condensed consolidated financial statements of the Companies have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures typically included in the Companies’ Annual Report on Form 10-K have been condensed or omitted for this quarterly report.  The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities.  However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  Interim results are not necessarily indicative of results for a full year.

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

Reclassifications.  Certain prior year amounts have been reclassified to conform with the 2008 presentation.

2.           Liquidity and Capital Resources

Charter Holdings, CCH II, and CCO Holdings have each incurred net losses for the three months ended March 31, 2008 and 2007 and expect to continue to incur net losses for the foreseeable future.  For the three months ended March 31, 2008 and 2007, Charter Holdings, CCH II, and CCO Holdings each generated cash flows from operating activities.

The Companies have significant amounts of debt.  Charter Holdings’, CCH II’s, and CCO Holdings’ long-term debt as of March 31, 2008 totaled $20.2 billion, $13.0 billion, and $10.5 billion, respectively, consisting of $7.3 billion of credit facility debt, and $12.8 billion, $5.6 billion, and $3.2 billion accreted value of high-yield notes, respectively.  For the remainder of 2008, $53 million of Charter Operating’s credit facility debt matures.  As of March 31, 2008, an additional $188 million of Charter Holdings’ notes and $70 million of Charter Operating’s credit facility debt matures in 2009.  In 2010 and beyond, significant additional amounts will become due under the Companies’ remaining long-term debt obligations.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Companies require significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Companies have historically funded these requirements through cash flows from operating activities, borrowings under credit facilities, equity contributions from their respective parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the three months ended March 31, 2008, Charter Holdings, CCH II, and CCO Holdings generated $203 million, $276 million, and $388 million of net cash flows from operating activities, respectively, after paying cash interest of $324 million, $250 million, and $137 million, respectively.  In addition, Charter Holdings, CCH II, and CCO Holdings used $347 million, $341 million, and $336 million, respectively, for purchases of property, plant and equipment and short-term investments.  Finally, Charter Holdings, CCH II, and CCO Holdings generated net cash flows from financing activities of $624 million, $550 million, and $438 million, respectively, as a result of refinancing transactions completed during the quarter.  On a consolidated basis, the Companies’ parent companies have a significant level of debt, which totaled approximately $20.6 billion as of March 31, 2008.

The Companies expect that cash on hand, cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will be adequate to fund their and their parent companies’ projected cash needs, including scheduled maturities, through 2009.  The Companies believe that cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund their and their parent companies’ projected cash needs in 2010 (primarily as a result of the CCH II $2.2 billion of senior notes maturing in September 2010) and thereafter.  The Companies’ projected cash needs and projected sources of liquidity depend upon, among other things, the Companies’ actual results, the timing and amount of capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from its independent accountants.  Although the Companies and their parent companies have been able to refinance or otherwise fund the repayment of debt in the past, they may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when the Companies need to raise additional liquidity.  No assurances can be given that the Companies will not experience liquidity problems if they do not obtain sufficient additional financing on a timely basis as the Companies’ debt becomes due or because of adverse market conditions, increased competition, or other unfavorable events.

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

Credit Facility Availability

The Companies’ ability to operate depends upon, among other things, their continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with the Companies’ indentures and the CCO Holdings credit facility, contain certain restrictive covenants, some of which require Charter Operating to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Companies’ independent accountants.  As of March 31, 2008, the Companies were in compliance with the covenants under their indentures and credit facilities, and the Companies expect to remain in compliance with those covenants for the next twelve months.  As of March 31, 2008, the Companies’ potential availability under Charter Operating’s revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to Charter Operating’s revolving credit facility is subject to the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Companies remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of the Companies’ debt obligations could occur.  An event of default under any of the Companies’ debt instruments could result in the acceleration of their payment obligations under that debt and, under certain circumstances, in cross-defaults under their other debt obligations, which could have a material adverse effect on the Companies’ consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Companies’ parent companies could cause serious disruption to the Companies’ business and have a material adverse effect on the Companies’ business and results of operations.

A failure by Charter Holdings, CCH I Holdings (“CIH”), CCH I, LLC (“CCH I”), CCH II or CCO Holdings to satisfy their debt payment obligations could, or a bankruptcy with respect to Charter Holdings, CIH, CCH I, CCH II, or CCO Holdings would, give the lenders under the Companies’ credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indenture governing the Companies’ notes.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of March 31, 2008, Charter Holdco was owed $127 million in intercompany loans from Charter Operating and had $63 million in cash and short-term investments, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In April 2008, Charter Holdco used $66 million to repurchase Charter convertible notes and Charter Holdings notes.  (See “Recent Financing Transactions” below.)

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended March 31, 2008, there was no default under any of these indentures or credit facilities.  However, certain of the Companies’ and their subsidiaries did not meet their applicable leverage ratio tests based on March 31, 2008 financial results.  As a result, distributions from certain of the Companies’ and their subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended March 31, 2008, there was no default under Charter Holdings’ indentures, and the other specified tests were met.  However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on March 31, 2008 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

that test is met.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 and borrowed $500 million principal amount of incremental term loans under the Charter Operating credit facilities (see Note 5).  In April 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $35 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $66 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $14 million principal amount of such notes remaining outstanding.

3.	Franchises and Goodwill

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

As of March 31, 2008 and December 31, 2007, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$8,934	$--	$8,934	$8,929	$--	$8,929
Goodwill	67	--	67	67	--	67

	$9,001	$--	$9,001	$8,996	$--	$8,996
Finite-lived intangible assets:
Franchises with finite lives	$15	$8	$7	$23	$10	$13

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  During the three months ended March 31, 2008, approximately $5 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on these franchises migrating to state-wide franchising. Franchise amortization expense for each of the three months ended March 31, 2008 and 2007 was approximately $1 million.  The Companies expect that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2008 and December 31, 2007:

	Charter Holdings
	March 31,	December 31,
	2008	2007

Accounts payable – trade	$120	$116
Accrued capital expenditures	64	95
Accrued expenses:
Interest	524	403
Programming costs	284	273
Compensation	67	75
Franchise related fees	44	66
Other	191	184

	$1,294	$1,212

	CCH II
	March 31,	December 31,
	2008	2007

Accounts payable – trade	$120	$116
Accrued capital expenditures	64	95
Accrued expenses:
Interest	187	192
Programming costs	284	273
Compensation	67	75
Franchise related fees	44	66
Other	191	184

	$957	$1,001

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

	CCO Holdings
	March 31,	December 31,
	2008	2007

Accounts payable – trade	$120	$116
Accrued capital expenditures	64	95
Accrued expenses:
Interest	165	120
Programming costs	284	273
Compensation	67	75
Franchise related fees	44	66
Other	191	184

	$935	$929

5.	Long-Term Debt

Long-term debt consists of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications Operating, LLC:
8.000% senior second lien notes due April 30, 2012	$1,100	$1,100	$1,100	$1,100
8 3/8% senior second lien notes due April 30, 2014	770	770	770	770
10.875% senior second lien notes due September 15, 2014	546	525	--	--
Credit facilities	6,984	6,984	6,844	6,844
CCO Holdings, LLC:
8 3/4% senior notes due November 15, 2013	800	796	800	795
Credit facility	350	350	350	350
Total CCO Holdings	10,550	10,525	9,864	9,859

CCH II, LLC:
10.250% senior notes due September 15, 2010	2,198	2,192	2,198	2,192
10.250% senior notes due October 1, 2013	250	260	250	260
Total CCH II	12,998	12,977	12,312	12,311

CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,080	3,987	4,083
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	217

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings:
10.000% senior notes due April 1, 2009	88	88	88	88
10.750% senior notes due October 1, 2009	63	63	63	63
9.625% senior notes due November 15, 2009	37	37	37	37
10.250% senior notes due January 15, 2010	18	18	18	18
11.750% senior discount notes due January 15, 2010	16	16	16	16
11.125% senior notes due January 15, 2011	47	47	47	47
13.500% senior discount notes due January 15, 2011	60	60	60	60
9.920% senior discount notes due April 1, 2011	51	51	51	51
10.000% senior notes due May 15, 2011	69	69	69	69
11.750% senior discount notes due May 15, 2011	54	54	54	54
12.125% senior discount notes due January 15, 2012	75	75	75	75
Total Charter Holdings	$20,097	$20,169	$19,411	$19,506

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, certain of the notes are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due).  As of March 31, 2008, the accreted value of Charter Holdings’, CCH II’s, and CCO Holdings’ debt for legal purposes and notes indenture purposes is $20.1 billion, $13.0 billion, and $10.6 billion, respectively.

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014, guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  Net proceeds from the senior second-lien notes were used to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities.

The Charter Operating 10.875% senior second-lien notes may be redeemed at the option of Charter Operating on or after varying dates, in each case at a premium, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 10.875% senior second-lien note due 2014 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.  The Charter Operating 10.875% senior second-lien notes may be redeemed at any time on or after March 15, 2012 at specified prices.  In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating 10.875% senior second-lien notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

In addition, Charter Operating borrowed $500 million principal amount of incremental term loans (the "Incremental Term Loans") under the Charter Operating credit facilities. The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.   Net proceeds from the Incremental Term Loans were used for general corporate purposes.

6.  Loans Payable-Related Party

Charter Holdings and CCH II

Loans payable-related party as of March 31, 2008 and December 31, 2007 consists of an intercompany note issued by Charter Operating and held by Charter Holdco of $127 million and $123 million, respectively.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings

Loans payable-related party as of March 31, 2008 and December 31, 2007 consists of intercompany notes issued by Charter Operating and held by Charter Holdco of $127 million and $123 million, respectively, and held by CCH II of $227 million and $209 million, respectively.

These loans are subject to certain limitations and may be repaid with borrowings under the Charter Operating revolving credit facility.

7.           Minority Interest

Minority interest on the Companies’ condensed consolidated balance sheets of $201 million and $199 million for Charter Holdings, and $669 million and $663 million for each of CCH II and CCO Holdings as of March 31, 2008 and December 31, 2007, respectively, represents preferred membership interests in CC VIII, LLC (“CC VII”), an indirect subsidiary of the Companies.  Charter Investment, Inc. (“CII”) owns 30% of the CC VIII preferred membership interests.  CCH I, the indirect subsidiary of Charter Holdings and the direct parent of CCH II, directly owns the remaining 70% of these preferred interests.  The common membership interests in CC VIII are indirectly owned by Charter Operating.  As a result, minority interest at Charter Holdings represents 30% of the preferred membership interests whereas minority interest at CCH II and CCO Holdings represents 70% of the preferred membership interests.  Minority interest in the accompanying consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 5.6% of CC VIII’s income, net of accretion for Charter Holdings and 18.6% of CC VIII’s income, net of accretion for each of CCH II and CCO Holdings.

8.	Comprehensive Loss

The Companies report changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss.  Comprehensive loss for Charter Holdings, CCH II, and CCO Holdings was $385 million, $191 million, and $131 million for the three months ended March 31, 2008, respectively, and $307 million, $106 million and $46 million for the three months ended March 31, 2007, respectively.

9.	Accounting for Derivative Instruments and Hedging Activities

The Companies use interest rate swap agreements to manage interest costs and reduce the Companies’ exposure to increases in floating interest rates.  The Companies’ policy is to manage exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Companies agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Companies’ hedging policy does not permit them to hold or issue derivative instruments for speculative trading purposes.  The Companies do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Companies have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three months ended March 31, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

No. 133 are reported in accumulated other comprehensive loss.  For the three months ended March 31, 2008 and 2007, losses of $104 million and $2 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to change in value of derivatives in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in the Companies’ consolidated statements of operations.  For the three months ended March 31, 2008 and 2007, change in value of derivatives includes losses of $30 million and $1 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of March 31, 2008 and December 31, 2007, the Companies had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The Companies adopted SFAS 157, Fair Value Measurements, on their financial assets and liabilities effective January 1, 2008, and have an established process for determining fair value.  The Companies have deferred adoption of SFAS 157 on their nonfinancial assets and liabilities including fair value measurements under SFAS 142 and SFAS 144 of franchises, goodwill, property, plant, and equipment, and other long-term assets until January 1, 2009 as permitted by FASB Staff Position (“FSP”) 157-2.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Companies’ methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Companies believe their methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Companies’ reporting date.

SFAS 157 establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Interest rate derivatives are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s credit risk) classified within level 2 of the valuation hierarchy.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Companies’ financial assets and financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value As of March 31, 2008
	Level 1	Level 2	Level 3	Total
Short-term investments:
Charter Holdings
Available-for-sale investments	$13	$--	$--	$13
	$13	$--	$--	$13

CCH II
Available-for-sale investments	$7	$--	$--	$7
	$7	$--	$--	$7

CCO Holdings
Available-for-sale investments	$2	$--	$--	$2
	$2	$--	$--	$2

Other long-term liabilities:
Charter Holdings, CCH II, CCO Holdings
Interest rate derivatives	$--	$303	$--	$303
	$--	$303	$--	$303

10.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Loss on sale of assets, net	$2	$3
Special charges, net	9	1

	$11	$4

Special charges, net for the three months ended March 31, 2008 primarily represent severance charges and litigation settlements.  Special charges, net for the three months ended March 31, 2007 primarily represent severance charges.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

11.	Other Expense, Net

Other expense, net consists of the following for the three months ended March 31, 2008 and 2007:

	Charter Holdings
	Three Months Ended March 31,
	2008	2007

Loss on extinguishment of debt	$--	$(1)
Minority interest	(2)	(2)
Other, net	(1)	--

	$(3)	$(3)

	CCH II and CCO Holdings
	Three Months Ended March 31,
	2008	2007

Loss on extinguishment of debt	$--	$(1)
Minority interest	(6)	(5)
Other, net	(1)	--

	$(7)	$(6)

12.	Income Taxes

Charter Holdings, CCH II, and CCO Holdings are single member limited liability companies not subject to income tax and hold all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax.  However, certain of the limited liability companies are subject to state income tax.  In addition, certain of the Companies’ indirect subsidiaries are corporations subject to federal and state income tax.

As of March 31, 2008 and December 31, 2007, the Companies had net deferred income tax liabilities of approximately $228 million and $226 million, respectively.  The deferred tax liabilities relate to certain of the Companies’ indirect subsidiaries that file separate income tax returns.

Income tax expense is recognized through current federal and state income tax expense, as well as, increases to the related deferred tax liabilities of certain of the Companies’ indirect subsidiaries.  During each of the three months ended March 31, 2008 and 2007, the Companies recorded $2 million of income tax expense.

Charter and Charter Holdco, the Companies’ indirect parent companies, are currently under examination by the Internal Revenue Service for the tax years ending December 31, 2004 and 2005.  Management does not expect the results of these examinations to have a material adverse effect on the Companies’ consolidated financial condition or results of operations.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

13.   Contingencies

The Companies and their parents are defendants or co-defendants in several unrelated lawsuits claiming infringement of various patents relating to various aspects of their businesses.  Other industry participants are also defendants in certain of these cases, and, in many cases, the Companies expect that any potential liability would be the responsibility of their equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Companies infringe on any intellectual property rights, they may be subject to substantial damages and/or an injunction that could require the Companies or their vendors to modify certain products and services the Companies offer to their subscribers.  While the Companies believe the lawsuits are without merit and intend to defend the actions vigorously, the lawsuits could be material to the Companies’ consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Companies’ consolidated financial condition, results of operations or liquidity.

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

14.           Stock Compensation Plans

Charter has stock compensation plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, Charter adopted an incentive program to allow for performance cash.  Under the incentive program, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  During the three months ended March 31, 2008, Charter granted 9.9 million shares of restricted stock, 11.7 million performance units, and $8 million of performance cash under Charter’s 2008 incentive program.

The Companies recorded $8 million and $5 million of stock compensation expense for the three months ended March 31, 2008 and 2007, respectively, which is included in selling, general, and administrative expense.

15.           Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS 133.  SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The Companies will adopt SFAS 161 effective January 1, 2009.  The Companies are currently assessing the impact of SFAS 161 on its financial statements.

The Companies do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on their accompanying financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

16.           Consolidating Schedules

The CCH II notes and CCH I notes issued in September 2006 and the CIH notes and CCH I notes issued in September 2005 are obligations of CIH, CCH I and CCH II, however, they are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter Holdings.

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

Condensed consolidating financial statements as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 follow.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of March 31, 2008

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1	$--	$--	$--	$464	$--	$465
Short-term investments	--	2	4	5	2	--	13
Accounts receivable, net	--	--	--	--	200	--	200
Receivables from related party	18	--	--	--	--	(18)	--
Prepaid expenses and other current assets	--	--	--	--	27	--	27
Total current assets	19	2	4	5	693	(18)	705

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,083	--	5,083
Franchises, net	--	--	--	--	8,941	--	8,941
Total investment in cable properties, net	--	--	--	--	14,024	--	14,024

INVESTMENT IN SUBSIDIARIES	--	--	--	1,595	--	(1,595)	--

OTHER NONCURRENT ASSETS	3	17	43	17	221	--	301

Total assets	$22	$19	$47	$1,617	$14,938	$(1,613)	$15,030

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23	$95	$219	$22	$935	$--	$1,294
Payables to related party	--	1	5	3	173	(18)	164
Total current liabilities	23	96	224	25	1,108	(18)	1,458

LONG-TERM DEBT	578	2,534	4,080	2,452	10,525	--	20,169
LOANS PAYABLE (RECEIVABLE) – RELATED PARTY	--	--	--	(227)	354	--	127
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	673	--	673
MINORITY INTEREST	--	--	(468)	--	669	--	201
LOSSES IN EXCESS OF INVESTMENT	7,033	4,422	633	--	--	(12,088)	--
MEMBER’S EQUITY (DEFICIT)	(7,612)	(7,033)	(4,422)	(633)	1,595	10,493	(7,612)

Total liabilities and member’s equity (deficit)	$22	$19	$47	$1,617	$14,938	$(1,613)	$15,030

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of December 31, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$2	$4	$5	$2	$--	$13
Accounts receivable, net	--	--	--	--	220	--	220
Receivables from related party	19	--	--	11	--	(30)	--
Prepaid expenses and other current assets	--	--	--	--	24	--	24
Total current assets	19	2	4	16	246	(30)	257

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,072	--	5,072
Franchises, net	--	--	--	--	8,942	--	8,942
Total investment in cable properties, net	--	--	--	--	14,014	--	14,014

INVESTMENT IN SUBSIDIARIES	--	--	--	1,912	--	(1,912)	--

OTHER NONCURRENT ASSETS	3	17	44	19	186	--	269

Total assets	$22	$19	$48	$1,947	$14,446	$(1,942)	$14,540

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19	$83	$109	$72	$929	$--	$1,212
Payables to related party	--	1	5	--	192	(30)	168
Total current liabilities	19	84	114	72	1,121	(30)	1,380

LONG-TERM DEBT	578	2,534	4,083	2,452	9,859	--	19,506
LOANS PAYABLE (RECEIVABLE) – RELATED PARTY	--	--	--	(209)	332	--	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	545	--	545
MINORITY INTEREST	--	--	(464)	--	663	--	199
LOSSES IN EXCESS OF INVESTMENT	6,652	4,053	368	--	--	(11,073)	--
MEMBER’S EQUITY (DEFICIT)	(7,227)	(6,652)	(4,053)	(368)	1,912	9,161	(7,227)

Total liabilities and member’s equity (deficit)	$22	$19	$48	$1,947	$14,446	$(1,942)	$14,540

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2008

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$1,564	$--	$1,564

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	681	--	681
Selling, general and administrative	--	--	--	--	346	--	346
Depreciation and amortization	--	--	--	--	321	--	321
Other operating expenses, net	--	--	--	--	11	--	11

	--	--	--	--	1,359	--	1,359

Operating income	--	--	--	--	205	--	205

OTHER INCOME AND (EXPENSES):
Interest expense, net	(16)	(74)	(108)	(60)	(193)	--	(451)
Other income (expense), net	--	--	4	--	(37)	--	(33)
Equity in losses of subsidiaries	(265)	(191)	(87)	(27)	--	570	--

	(281)	(265)	(191)	(87)	(230)	570	(484)

Loss before income taxes	(281)	(265)	(191)	(87)	(25)	570	(279)

INCOME TAX EXPENSE	--	--	--	--	(2)	--	(2)

Net loss	$(281)	$(265)	$(191)	$(87)	$(27)	$570	$(281)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$1,425	$--	$1,425

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	631	--	631
Selling, general and administrative	--	--	--	--	303	--	303
Depreciation and amortization	--	--	--	--	331	--	331
Other operating expenses, net	--	--	--	--	4	--	4

	--	--	--	--	1,269	--	1,269

Income from operations	--	--	--	--	156	--	156

OTHER INCOME AND EXPENSES:
Interest expense, net	(22)	(74)	(108)	(60)	(190)	--	(454)
Other income (expense), net	--	--	3	--	(7)	--	(4)
Equity in losses of subsidiaries	(282)	(208)	(103)	(43)	--	636	--

	(304)	(282)	(208)	(103)	(197)	636	(458)

Loss before income taxes	(304)	(282)	(208)	(103)	(41)	636	(302)

INCOME TAX EXPENSE	--	--	--	--	(2)	--	(2)

Net loss	$(304)	$(282)	$(208)	$(103)	$(43)	$636	$(304)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2008

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(281)	$(265)	$(191)	$(87)	$(27)	$570	$(281)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	321	--	321
Noncash interest expense	--	1	(1)	1	4	--	5
Equity in losses of subsidiaries	265	191	87	27	--	(570)	--
Other, net	--	--	(4)	--	49	--	45
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	--	--	--	--	20	--	20
Prepaid expenses and other assets	--	--	--	--	(2)	--	(2)
Accounts payable, accrued expenses and other	3	12	109	(49)	29	--	104
Receivables from and payables to related party, including deferred management fees	1	--	--	(4)	(6)	--	(9)

Net cash flows from operating activities	(12)	(61)	--	(112)	388	--	203

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(334)	--	(334)
Change in accrued expenses related to capital expenditures	--	--	--	--	(31)	--	(31)
Purchases of short-term investments	--	(2)	(4)	(5)	(2)	--	(13)
Other, net	--	--	--	--	3	--	3

Net cash flows from investing activities	--	(2)	(4)	(5)	(364)	--	(375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	1,765	--	1,765
Repayments of long-term debt	--	--	--	--	(1,102)	--	(1,102)
Payments for debt issuance costs	--	--	--	--	(39)	--	(39)
Net contributions (distributions)	13	61	--	112	(186)	--	--

Net cash flows from financing activities	13	61	--	112	438	--	624

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(2)	(4)	(5)	462	--	452
CASH AND CASH EQUIVALENTS, beginning of period	--	2	4	5	2	--	13

CASH AND CASH EQUIVALENTS, end of period	$1	$--	$--	$--	$464	$--	$465

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(304)	$(282)	$(208)	$(103)	$(43)	$636	$(304)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	331	--	331
Noncash interest expense	1	1	(1)	2	4	--	7
Equity in losses of subsidiaries	282	208	103	43	--	(636)	--
Other, net	2	--	(4)	(1)	16	--	13
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	--	--	--	--	38	--	38
Prepaid expenses and other assets	--	--	--	--	(4)	--	(4)
Accounts payable, accrued expenses and other	12	25	110	(50)	92	--	189
Receivables from and payables to related party, including deferred management fees	(2)	--	--	(4)	2	--	(4)

Net cash flows from operating activities	(9)	(48)	--	(113)	436	--	266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(298)	--	(298)
Change in accrued expenses related to capital expenditures	--	--	--	--	(32)	--	(32)
Other, net	--	--	--	--	9	--	9

Net cash flows from investing activities	--	--	--	--	(321)	--	(321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	911	--	911
Repayments of long-term debt	--	--	--	--	(691)	--	(691)
Payments for debt issuance costs	--	--	--	--	(20)	--	(20)
Net contributions (distributions)	120	48	--	113	(280)	--	1

Net cash flows from financing activities	120	48	--	113	(80)	--	201

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111	--	--	--	35	--	146
CASH AND CASH EQUIVALENTS, beginning of period	--	3	3	4	28	--	38

CASH AND CASH EQUIVALENTS, end of period	$111	$3	$3	$4	$63	$--	$184

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at March 31, 2008 are the equity interests in its subsidiaries, which include CCH II, LLC (“CCH II”) and CCO Holdings, LLC (“CCO Holdings”).  Charter Holdings, CCH II, and CCO Holdings are indirect subsidiaries of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. (“Charter”).

We operate broadband communications businesses in the United States with approximately 5.6 million customers at March 31, 2008.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (analog and digital, which we refer to as “video” service), high-speed Internet access, and telephone services, as well as, advanced broadband services (such as OnDemand high definition television service, and DVR).  Results for Charter Holdings, CCH II, and CCO Holdings are discussed below.  Because all operating activities take place at our subsidiary, Charter Communications Operating, LLC (“Charter Operating”), and its subsidiaries, results of operations for each of Charter Holdings, CCH II, and CCO Holdings are identical through income from operations.

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of March 31, 2008 and 2007:

	Approximate as of
	March 31,	March 31,
	2008 (a)	2007 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,949,100	5,146,700
Multi-dwelling (bulk) and commercial unit customers (c)	258,900	268,700
Total basic video customers (b)(c)	5,208,000	5,415,400

Digital Video:
Digital video customers (d)	3,023,200	2,862,900

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,768,200	2,525,900
Telephone customers (f)	1,085,000	572,600

After giving effect to sales and acquisitions of cable systems in 2007, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,353,300, 2,835,400, 2,517,300, and 573,300, respectively, as of March 31, 2007.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At March 31, 2008 and 2007, "customers" include approximately 30,600 and 31,700 persons whose accounts were over 60 days past due in payment, approximately 4,700 and 4,100 persons whose accounts were over 90 days past due in payment, and approximately 3,200 and 2,000 of which were over 120 days past due in payment, respectively.

(b)	"Basic video customers" include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis.  EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service.  The EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and has been used consistently.

(d)	"Digital video customers" include all basic video customers that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	"Telephone customers" include all customers receiving telephone service.

Overview

For the three months ended March 31, 2008 and 2007, our income from operations was $205 million and $156 million, respectively.  We had operating margins of 13% and 11% for the three months ended March 31, 2008 and 2007, respectively.  The increase in income from operations and operating margins for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was principally due to an increase in revenue over cash expenses as a result of increased customers for high-speed Internet, digital video, and telephone, as well as overall rate increases.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Charter Holdings
	Three Months Ended March 31,
	2008		2007

REVENUES	$1,564	100%	$1,425	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	681	44%	631	44%
Selling, general and administrative	346	22%	303	21%
Depreciation and amortization	321	21%	331	24%
Other operating expenses, net	11	--	4	--

	1,359	87%	1,269	89%

Income from operations	205	13%	156	11%

OTHER EXPENSES:
Interest expense, net	(451)		(454)
Change in value of derivatives	(30)		(1)
Other expense, net	(3)		(3)

	(484)		(458)

Loss before income taxes	(279)		(302)

INCOME TAX EXPENSE	(2)		(2)

Net loss	$(281)		$(304)

	CCH II
	Three Months Ended March 31,
	2008		2007

REVENUES	$1,564	100%	$1,425	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	681	44%	631	44%
Selling, general and administrative	346	22%	303	21%
Depreciation and amortization	321	21%	331	24%
Other operating expenses, net	11	--	4	--

	1,359	87%	1,269	89%

Income from operations	205	13%	156	11%

OTHER EXPENSES:
Interest expense, net	(253)		(250)
Change in value of derivatives	(30)		(1)
Other expense, net	(7)		(6)

	(290)		(257)

Loss before income taxes	(85)		(101)

INCOME TAX EXPENSE	(2)		(2)

Net loss	$(87)		$(103)

	CCO Holdings
	Three Months Ended March 31,
	2008		2007

REVENUES	$1,564	100%	$1,425	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	681	44%	631	44%
Selling, general and administrative	346	22%	303	21%
Depreciation and amortization	321	21%	331	24%
Other operating expenses, net	11	--	4	--

	1,359	87%	1,269	89%

Income from operations	205	13%	156	11%

OTHER EXPENSES:
Interest expense, net	(193)		(190)
Change in value of derivatives	(30)		(1)
Other expense, net	(7)		(6)

	(230)		(197)

Loss before income taxes	(25)		(41)

INCOME TAX EXPENSE	(2)		(2)

Net loss	$(27)		$(43)

Revenues.  Average monthly revenue per basic video customer increased to $100 for the three months ended March 31, 2008 from $88 for the three months ended March 31, 2007.  Average monthly revenue per basic video customer represents total quarterly revenue, divided by three, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales, net of acquisitions, in 2007 reduced the increase in revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 by approximately $9 million.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2008		2007		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$858	55%	$838	59%	$20	2%
High-speed Internet	328	21%	294	21%	34	12%
Telephone	121	8%	63	4%	58	92%
Commercial	93	6%	81	6%	12	15%
Advertising sales	68	4%	63	4%	5	8%
Other	96	6%	86	6%	10	12%

	$1,564	100%	$1,425	100%	$139	10%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 207,400 customers from March 31, 2007, 62,100 of which was related to asset sales, net of acquisitions, compared to March 31, 2008.  Digital video customers increased by 160,300, reduced by the sale, net of acquisitions, of 27,500 customers.  The increases in video revenues are attributable to the following (dollars in millions):

Three months ended March 31, 2008 compared to three months ended March 31, 2007 Increase / (Decrease)

Incremental video services and rate adjustments	$29
Increase in digital video customers	15
Decrease in basic video customers	(17)
System sales, net of acquisitions	(7)

$20

High-speed Internet customers grew by 242,300 customers, reduced by system sales, net of acquisitions, of 8,600 customers, from March 31, 2008 to March 31, 2007.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2008 compared to three months ended March 31, 2007 Increase / (Decrease)

Increase in high-speed Internet customers	$33
Rate adjustments and service upgrades	2
System sales, net of acquisitions	(1)

$34

Revenues from telephone services increased primarily as a result of an increase of 512,400 telephone customers from March 31, 2007 to March 31, 2008.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increases in commercial high-speed Internet and telephone customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues increased primarily as a result of an increase in political advertising sales offset by decreased revenues from the automotive and furniture sectors.  For each of the three months ended March 31, 2008 and 2007, we received $4 million in advertising sales revenues from vendors.

Other revenues consist of franchise fees, equipment rental, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the three months ended March 31, 2008 and 2007, franchise fees represented approximately 52% and 51%, respectively, of total other revenues.  The increase was primarily the result of increases in universal service fund revenues, wire maintenance fees, and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2008 compared to three months ended March 31, 2007 Increase / (Decrease)

Labor costs	$20
Programming costs	20
Maintenance costs	4
Costs of providing high-speed Internet and telephone services	2
Other, net	9
System sales, net of acquisitions	(5)

$50

Programming costs were approximately $409 million and $393 million, representing 60% and 62% of total operating expenses for the three months ended March 31, 2008 and 2007, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments.  Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $5 million for each of the three months ended March 31, 2008 and 2007.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, amounts paid for retransmission consent, and additional programming, including high-definition and OnDemand programming, being provided to our customers.

Labor costs increased primarily due to an increased headcount to support improved service levels and telephone deployment.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2008 compared to three months ended March 31, 2007 Increase / (Decrease)

Employee costs	$16
Bad debt and collection costs	8
Marketing costs	7
Stock compensation costs	3
Other, net	10
System sales, net of acquisitions	(1)

$43

Depreciation and amortization. Depreciation and amortization expense decreased by $10 million for the three months ended March 31, 2008 compared to March 31, 2007, and was primarily the result of certain assets becoming fully depreciated and the impact to changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

Other operating expenses, net.  For the three months ended March 31, 2008 compared to March 31, 2007, the increase in other operating expenses, net is primarily attributable to an $8 million increase in special charges.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net.

Charter Holdings.  For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, net interest expense decreased by $3 million, which was a result of a decrease in our average borrowing rate from 9.5% in the first quarter of 2007 to 8.8% in the first quarter of 2008, offset by an increase in average debt outstanding from $18.8 billion for the first quarter of 2007 to $19.8 billion for the first quarter of 2008.

CCH II.  For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, net interest expense increased by $3 million, which was a result of an increase in average debt outstanding from $11.2 billion for the first quarter of 2007 to $12.7 billion for the first quarter of 2008, offset by a decrease in our average borrowing rate from 8.4% in the first quarter of 2007 to 7.5% in the first quarter of 2008.

CCO Holdings.  For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, net interest expense increased by $3 million, which was a result of an increase in average debt outstanding from $8.7 billion for the first quarter of 2007 to $10.2 billion for the first quarter of 2008, offset by a decrease in our average borrowing rate from 7.9% in the first quarter of 2007 to 6.8% in the first quarter of 2008.

Other expense, net.  Other expense remained consistent between quarters.   For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Change in value of derivatives. Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  The loss from the change in value of interest rate swaps increased from $1 million for the three months ended March 31, 2007 to $30 million for the three months ended March 31, 2008.

Income tax expense. Income tax expense was recognized for the three months ended March 31, 2008 and 2007, through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect subsidiaries.

Net loss. Net loss at Charter Holdings, CCH II, and CCO Holdings decreased by $23 million or 8%, $16 million or 16%, and $16 million or 37%, respectively, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

We have significant amounts of debt.  Charter Holdings’, CCH II’s, and CCO Holdings’ long-term debt as of March 31, 2008 totaled $20.2 billion, $13.0 billion, and $10.5 billion, respectively, consisting of $7.3 billion of credit facility debt, and $12.8 billion, $5.6 billion, and $3.2 billion accreted value of high-yield notes, respectively.  For the remainder of 2008, $53 million of Charter Operating’s credit facility debt matures.  As of March 31, 2008, an additional $188 million of Charter Holdings’ notes and $70 million of Charter Operating’s credit facility debt matures in 2009.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the three months ended March 31, 2008, Charter Holdings, CCH II, and CCO Holdings generated $203 million, $276 million, and $388 million of net cash flows from operating activities after paying cash interest of $324 million, $250 million, and $137 million, respectively.  In addition, we used $347 million, $341 million, and $336 million for purchases of property, plant and equipment and short-term investments.  Finally, Charter Holdings, CCH II, and CCO Holdings generated net cash flows from financing activities of $624 million, $550 million, and $438 million, respectively, as a result of refinancing transactions completed during the quarter.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the Charter Operating credit facilities, our and our parent companies’ access to the debt markets, Charter’s access to the equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.  On a consolidated basis, we and our parent companies have a significant level of debt, which totaled approximately $20.6 billion as of March 31, 2008.

We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our and our parent companies’ projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities and the amounts available under Charter Operating’s credit facilities will not be sufficient to fund our and our parent companies’ projected cash needs in 2010 (primarily as a result of the CCH II $2.2 billion of senior notes maturing in September 2010) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we and our parent companies have been able to refinance or otherwise fund the repayment of debt in the past, we and our parent companies may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when we need to raise additional liquidity.

Access to Capital

Our significant amount of debt could negatively affect our ability to access additional capital in the future.  Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities.  No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition or other unfavorable events.  If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities, we would consider:

•	issuing equity at the Charter or Charter Holdco level, the proceeds of which could be loaned or contributed to us;
•	issuing debt securities that may have structural or other priority over our existing notes;
•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue and grow operating cash flows;
•	selling assets; or
•	requesting waivers or amendments with respect to our credit facilities, which may not be available on acceptable terms, and cannot be assured.

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws.  In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive the full principal and interest payments to which they are contractually entitled.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests, and provide annual audited financial statements with an unqualified opinion from our independent accountants.  As of March 31, 2008, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months.  As of March 31, 2008, our potential availability under Charter Operating’s revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to Charter Operating’s revolving credit facility is subject to our remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our parent companies’ debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations.

A failure by Charter Holdings, CCH I Holdings, LLC (“CIH”) CIH, CCH I, LLC (“CCH I”), CCH II or CCO Holdings to satisfy their debt payment obligations could, or a bankruptcy with respect to Charter Holdings, CIH, CCH I, CCH II, or CCO Holdings would, give the lenders under our credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indenture governing our notes.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of March 31, 2008, Charter Holdco was owed $127 million in intercompany loans from Charter Operating and had $63 million in cash and short-term investments, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In April 2008, Charter Holdco used $66 million to repurchase Charter convertible notes and Charter Holdings notes. (See “Recent Financing Transactions” below.)

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended March 31, 2008, there was no default under any of these indentures or credit facilities.  However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on March 31, 2008 financial results.  As a result, distributions from certain of our subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended March 31, 2008, there was no default under Charter Holdings’ indentures, and the other specified tests were met.  However, Charter Holdings did not meet its leverage ratio test of 8.75 to 1.0 based on March 31, 2008 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

Recent Financing Transactions

On March 19, 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 (the “Notes"), guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  The net proceeds of this issuance were used to repay, but not permanently reduce, the outstanding debt balances under the existing revolving credit facility of Charter Operating.  The Notes were sold to qualified institutional buyers in reliance on Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S.

On March 20, 2008, Charter Operating borrowed $500 million principal amount of incremental term loans (the "Incremental Term Loans") under the Charter Operating credit facilities.  The net proceeds were used for general corporate purposes.  The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.

In April 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $35 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for $66 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $14 million principal amount of such notes remaining outstanding.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents.  Charter Holdings, CCH II, and CCO Holdings held $465 million, $464 million, and $464 million in cash and cash equivalents as of March 31, 2008 compared to $13 million, $7 million, and $2 million as of December 31, 2007, respectively.  The increase in cash and cash equivalents is primarily the result of the borrowing of $500 million of Incremental Term Loans under the Charter Operating credit facility in March 2008.

Operating Activities. Net cash provided by operating activities for Charter Holdings decreased $63 million, or 24%, from $266 million for the three months ended March 31, 2007 to $203 million for the three months ended March 31, 2008, primarily as a result of changes in operating assets and liabilities that provided $106 million less cash during the three months ended March 31, 2008 than the corresponding period in 2007, offset by revenues increasing at a faster rate than cash expenses.

Net cash provided by operating activities for CCH II decreased $47 million, or 15%, from $323 million for the three months ended March 31, 2007 to $276 million for the three months ended March 31, 2008, primarily as a result of changes in operating assets and liabilities that provided $86 million less cash during the three months ended March 31, 2008 than the corresponding period in 2007, offset by revenues increasing at a faster rate than cash expenses.

Net cash provided by operating activities for CCO Holdings decreased $48 million, or 11%, from $436 million for the three months ended March 31, 2007 to $388 million for the three months ended March 31, 2008, primarily as a result of changes in operating assets and liabilities that provided $87 million less cash during the three months ended March 31, 2008 than the corresponding period in 2007, offset by revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities for Charter Holdings, CCH II, and CCO Holdings was $375 million, $369 million, and $364 for the three months ended March 31, 2008, respectively, and $321 million for the three months ended March 31, 2007.  The increase is primarily due to an increase of $36 million in cash used for the purchase of property, plant, and equipment and $13 million, $7 million, and $2 million used to purchase short-term investments, respectively, by Charter Holdings, CCH II, and CCO Holdings.

Financing Activities. Net cash provided by financing activities for Charter Holdings, CCH II, and CCO Holdings was $624 million, $550 million, and $438 million for the three months ended March 31, 2008, respectively.  For the three months ended March 31, 2007, net cash provided by financing activities for Charter Holdings and CCH II was $201 million and $33 million, respectively, and net cash used in financing activities for CCO Holdings was $80 million.  The increase in cash provided during the three months ended March 31, 2008 as compared to the corresponding period in 2007, was primarily the result of increased borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $334 million and $298 million for the three months ended March 31, 2008 and 2007, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and support capital to meet increased digital, high-speed Internet, and telephone customer growth.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, and borrowings under our credit facilities.  In addition, during the three months ended March 31, 2008 and 2007, our liabilities related to capital expenditures decreased $31 million and $32 million, respectively.

During 2008, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  We have funded and expect to continue to fund capital expenditures for 2008 primarily from cash flows from operating activities and borrowings under our credit facilities. The actual amount of our capital expenditures depends on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

We have adopted capital expenditure disclosure guidance, which was developed by eleven then publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association ("NCTA").  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
	2008	2007

Customer premise equipment (a)	$165	$161
Scalable infrastructure (b)	81	49
Line extensions (c)	21	24
Upgrade/Rebuild (d)	17	12
Support capital (e)	50	52

Total capital expenditures	$334	$298

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates.  Our policy is to manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, we agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

As of March 31, 2008 and December 31, 2007, Charter Holdings’, CCH II’s, and CCO Holdings’ accreted value of consolidated long-term debt, weighted average interest rates and percentage of debt effectively fixed, including the effects of our interest rate hedge agreements are as follows (dollars in millions):

	Consolidated Charter Holdings		Consolidated CCH II		Consolidated CCO Holdings
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Consolidated long-term debt - accreted value	$20,169	$19,506	$12,977	$12,311	$10,525	$9,859
Weighted average interest rate - credit facilities	6.3%	6.8%	6.3%	6.8%	6.3%	6.8%
Weighted average interest rate - high-yield notes	10.3%	10.3%	9.2%	9.1%	8.4%	8.2%
Blended weighted average interest rate	8.9%	9.1%	7.6%	7.9%	7.0%	7.3%
Debt effectively fixed	84%	85%	76%	76%	69%	68%

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the each of three months ended March 31, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended March 31, 2008 and 2007, losses of $104 million and $2 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to change in value of derivatives in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in our statements of operations.  For the three months ended March 31, 2008 and 2007, change in value of derivatives included losses of $30 million and $1 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2008 (dollars in millions):

	2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at March 31, 2008

Charter Holdings Consolidated
Fixed Rate Debt	$--	$188	$2,232	$281	$1,175	$1,050	$7,837	$12,763	$9,693
Average Interest Rate	--	10.18%	10.26%	11.25%	8.26%	9.11%	10.93%	10.41%

CCH II Consolidated
Fixed Rate Debt	$--	$--	$2,198	$--	$1,100	$1,050	$1,316	$5,664	$5,160
Average Interest Rate	--	--	10.25%	--	8.00%	9.11%	9.41%	9.41%

CCO Holdings Consolidated
Fixed Rate Debt	$--	$--	$--	$--	$1,100	$800	$1,316	$3,216	$2,927
Average Interest Rate	--	--	--	--	8.00%	8.75%	9.41%	8.76%

Charter Holdings, CCH II, and CCO Holdings Consolidated
Variable Rate	$53	$70	$70	$70	$70	$70	$6,931	$7,334	$6,251
Average Interest Rate	5.22%	5.04%	5.76%	6.36%	6.72%	6.99%	6.75%	6.71%

Interest Rate Instruments:
Variable to Fixed Swaps	$--	$--	$500	$300	$2,500	$1,000	$--	$4,300	$(303)
Average Pay Rate	--	--	7.02%	7.20%	7.16%	7.15%	--	7.14%
Average Receive Rate	--	--	5.92%	6.07%	6.88%	6.90%	--	6.72%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2008 including applicable bank spread.

At March 31, 2008 and December 31, 2007, we had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

See Note 13 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion concerning our legal proceedings.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes “Risk Factors” under Item 1A of Part I.  Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K.  The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Risks Related to Significant Indebtedness of Us and Our Parent Companies

We and our parent companies have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  As of March 31, 2008, Charter Holdings, CCH II, and CCO Holdings had total debt of approximately $20.2 billion, $13.0 billion, and $10.5 billion, respectively, and deficiency of earnings to cover fixed charges for the three months ended March 31, 2008 of approximately $277 million, $79 million and $19 million, respectively.  For the three months ended March 31, 2008, member’s deficit was approximately $7.6 billion and $633 million at Charter Holdings and at CCH II, respectively, and member’s equity was approximately $1.6 billion at CCO Holdings.  On a consolidated basis, we and our parent companies have a significant level of debt, which totaled approximately $20.6 billion as of March 31, 2008.

Because of the significant indebtedness of us and our parent companies and adverse changes in the capital markets, our and our parent companies’ ability to raise additional capital at reasonable rates or at all is uncertain, and our and our parent companies’ ability to make distributions or payments to parent companies is subject to availability of funds and restrictions under our and their applicable debt instruments and under applicable law.  Our and our parent companies’ indentures currently permit us and our parent companies to provide funds to our and their respective parent companies to pay interest on debt or to repay, repurchase, redeem, or defease debt, subject to certain conditions.  If we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

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
•
make us vulnerable to interest rate increases, because net of hedging transactions approximately 16%, 24%, and 31%, of Charter Holdings’, CCH II’s, and CCO Holdings’ borrowings, respectively, are, and will continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•	adversely affect our relationship with customers and suppliers;
•	limit our and our parent companies’ ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our and our parent companies’ debt;
•
make it more difficult for us and our parent companies to satisfy our and their obligations to the holders of our and their notes and to our and our parent companies’ lenders under our credit facilities; and

•	limit future increases in the value, or cause a decline in the value of Charter’s equity, which could limit Charter’s ability to raise additional capital by issuing equity.

A default by us under our debt obligations could result in the acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on the collateral, which includes equity interests in certain of our subsidiaries, and exercise other rights of secured creditors.  Any default under our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our and our parent companies’ debt and Charter Operating’s credit facilities, and could force us to seek the protection of the bankruptcy laws.  We and our parent companies may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

We may not be able to access funds under the Charter Operating revolving credit facilities if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities to fund operations, capital expenditures, and to service parent company debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $1.4 billion as of March 31, 2008, none of which was limited by covenant restrictions.  There can be no assurance that actual availability under our credit facility will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under the Charter Operating revolving credit facility is the absence of a default under such facility, including as a result of any failure to comply with the covenants under the facilities.  Among other covenants, the Charter Operating credit facility requires us to maintain specified leverage ratios.  The Charter Operating revolving credit facility also provides that Charter Operating obtain an unqualified audit opinion from its independent accountants for each fiscal year, which, among other things, requires Charter to demonstrate its ability to fund its projected liquidity needs for a reasonable period of time following the balance sheet date of the financial statements being audited.  There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.  See “—We and our parent companies have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business” for a discussion of the consequences of a default under our and our parent companies’ debt obligations.

We depend on generating (and having available to the applicable obligor) sufficient cash flow and having access to additional liquidity sources to fund our and our parent companies’ debt obligations, capital expenditures, and ongoing operations.

Our ability to service our and our parent companies’ debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate and grow cash flow and our and our parent companies’ access (by dividend or otherwise) to additional liquidity sources.  Our ability to generate and grow cash flow is dependent on many factors, including:

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

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, we believe there is risk that the economic slowdown could result in reduced spending by customers and advertisers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we and our parent companies are unable to access additional liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs.  We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our and our parent companies’ projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund our and our parent companies’ projected cash needs in 2010 (primarily as a result of the CCH II $2.2 billion of senior notes maturing in September 2010) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we and our parent companies have been able to refinance or otherwise fund the repayment of debt in the past, we and our parent companies may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  An inability to access additional sources of liquidity to fund our and our parent companies’ cash needs in 2010 or thereafter or to refinance or otherwise fund the repayment of the CCH II senior notes could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our and their debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our and our parent companies’ debt instruments.  See “Part I.  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.

Our primary assets are our equity interests in our subsidiaries.  Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise.  Our subsidiaries’ ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures and restrictions under applicable law.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions.”  Under the Delaware Limited Liability Company Act, our subsidiaries may only make distributions if they have “surplus” as defined in the act.  Under fraudulent transfer laws, our subsidiaries may not pay dividends if they are insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under senior high yield notes.  As of March 31, 2008, Charter Holdings’, CCH II’s, and CCO Holdings’ total debt was approximately $20.2 billion, $13.0 billion, and $10.5 billion, respectively, of which approximately $19.6 billion, $10.5 billion, and $9.4 billion was structurally senior to the Charter Holdings, CCH II, and CCO Holdings notes, respectively.

In the event of bankruptcy, liquidation or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise.  In that event:

•
the lenders under Charter Operating’s credit facilities whose interests are secured by substantially all of our operating assets, and all holders of other debt of our subsidiaries, will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

Item 6.	Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation, CCH II, LLC, CCH II Capital Corp., CCO Holdings, LLC, and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHARTER COMMUNICATIONS HOLDINGS, LLC
                                        Registrant

                                        By: CHARTER COMMUNICATIONS INC., Sole Manager

Dated: May 14, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                                        CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
                                        Registrant

Dated: May 14, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                                        CCH II, LLC
                                        Registrant

Dated: May 14, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                                        CCH II CAPITAL CORP.
                                        Registrant

Dated: May 14, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                                        CCO HOLDINGS, LLC
                                        Registrant

Dated: May 14, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                                        CCO HOLDINGS CAPITAL CORP.
                                        Registrant

Dated: May 14, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1
Indenture relating to the 10.875% senior second lien notes due 2014, dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.2
Collateral Agreement, dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, and certain of its subsidiaries in favor of Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.3+
Separation Agreement and Release for Jeffrey T. Fisher (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.4(a)+
Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.4(a) to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.4(b)+
Amendment to Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of April 7, 2008 (incorporated by reference to Exhibit 10.4(b) to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.5+
Amendment to Amended and Restated Employment Agreement between Neil Smit and Charter Communications, Inc., dated as of March 5, 2008 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.6+
Amendment to Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of March 5, 2008 (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.7+
Amendment to Amended and Restated Employment Agreement between Grier C. Raclin and Charter Communications, Inc., dated as of March 5, 2008 (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

12.1*	Charter Communications Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges.
12.2*	CCH II, LLC’s Computation of Ratio of Earnings to Fixed Charges.
12.3*	CCO Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer of Charter Communications Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Interim Chief Financial Officer of Charter Communications Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.3*	Certificate of Chief Executive Officer of CCH II, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.4*	Certificate of Interim Chief Financial Officer of CCH II, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.5*	Certificate of Chief Executive Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.6*	Certificate of Interim Chief Financial Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Charter Communications Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification of Charter Communications Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer).
32.3*	Certification of CCH II, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.4*	Certification of CCH II, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of

E-1

the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer).
32.5*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.6*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer.

* Document attached
+ Management compensatory plan or arrangement

E-2