Form 10-Q
period 2008-06-30
CHARTER COMMUNICATIONS HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP; CCO HOLDINGS LLC; CCH II CAPITAL CORP; CCH II LLC; CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORP
filed 2008-08-08
CIK 1085476, 1271834, 1271833, 1266605, 1266604, 1085475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
\
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

Number of shares of common stock of Charter Communications Holdings Capital Corporation outstanding as of August 7, 2008: 100

Number of shares of common stock of CCH II Capital Corp. outstanding as of August 7, 2008: 1

Number of shares of CCO Holdings Capital Corp. outstanding as of August 7, 2008: 1

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

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.Financial Statements - Charter Communications Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of June 30, 2008
and December 31, 2007	4
Condensed Consolidated Statements of Operations for the three and six
months ended June 30, 2008 and 2007	5
Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2008 and 2007	6
Financial Statements – CCH II, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of June 30, 2008
and December 31, 2007	7
Condensed Consolidated Statements of Operations for the three and six
months ended June 30, 2008 and 2007	8
Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2008 and 2007	9
Financial Statements – CCO Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of June 30, 2008
and December 31, 2007	10
Condensed Consolidated Statements of Operations for the three and six
months ended June 30, 2008 and 2007	11
Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2008 and 2007	12

Combined Notes to Condensed Consolidated Financial Statements	13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

Item 4. Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 6. Exhibits	51

SIGNATURES	S-1

EXHIBIT INDEX	E-1

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2008.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  This information incorporates documents previously filed by our parent company, Charter Communications, Inc., with the SEC including its quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 5, 2008.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Holdings, LLC and its subsidiaries, including its indirect subsidiaries CCH II, LLC and CCO Holdings, LLC, and their subsidiaries.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for an organizational chart set forth in Part I. Item 1. under the heading "Business – Corporate Organizational Structure."

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

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the housing sector and overall economy; and
•	the effects of governmental regulation on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62	$13
Short-term investments	13	--
Accounts receivable, less allowance for doubtful accounts of
$19 and $18, respectively	242	220
Prepaid expenses and other current assets	23	24
Total current assets	340	257

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,077	5,072
Franchises, net	8,935	8,942
Total investment in cable properties, net	14,012	14,014

OTHER NONCURRENT ASSETS	294	269

Total assets	$14,646	$14,540

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,194	$1,212
Payables to related party	165	168
Total current liabilities	1,359	1,380

LONG-TERM DEBT	20,115	19,506
LOANS PAYABLE – RELATED PARTY	150	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	510	545
MINORITY INTEREST	203	199

Member’s deficit	(7,600)	(7,104)
Accumulated other comprehensive loss	(105)	(123)

Total member’s deficit	(7,705)	(7,227)

Total liabilities and member’s deficit	$14,646	$14,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$1,623	$1,499	$3,187	$2,924

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	698	647	1,380	1,278
Selling, general and administrative	342	317	687	620
Depreciation and amortization	328	334	649	665
Other operating expenses, net	25	1	36	5

	1,393	1,299	2,752	2,568

Income from operations	230	200	435	356

OTHER INCOME AND (EXPENSES):
Interest expense, net	(462)	(452)	(913)	(906)
Change in value of derivatives	36	6	6	5
Other expense, net	(3)	(36)	(6)	(39)

	(429)	(482)	(913)	(940)

Loss before income taxes	(199)	(282)	(478)	(584)

INCOME TAX BENEFIT (EXPENSE)	--	1	(2)	(1)

Net loss	$(199)	$(281)	$(480)	$(585)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480)	$(585)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	649	665
Noncash interest expense	12	12
Change in value of derivatives	(6)	(5)
Deferred income taxes	--	(3)
Other, net	24	39
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(22)	(26)
Prepaid expenses and other assets	1	2
Accounts payable, accrued expenses and other	16	6
Receivables from and payables to related party, including deferred management fees	(14)	(4)

Net cash flows from operating activities	180	101

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(650)	(579)
Change in accrued expenses related to capital expenditures	(41)	(39)
Other, net	(11)	31

Net cash flows from investing activities	(702)	(587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,765	7,247
Repayments of long-term debt	(1,118)	(6,727)
Repayments to related parties	(12)	--
Payments for debt issuance costs	(39)	(33)
Distributions	(16)	--
Contributions	--	1
Other, net	(9)	--

Net cash flows from financing activities	571	488

NET INCREASE IN CASH AND CASH EQUIVALENTS	49	2
CASH AND CASH EQUIVALENTS, beginning of period	13	38

CASH AND CASH EQUIVALENTS, end of period	$62	$40

CASH PAID FOR INTEREST	$895	$904

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62	$7
Short-term investments	7	--
Accounts receivable, less allowance for doubtful accounts of
$19 and $18, respectively	242	220
Prepaid expenses and other current assets	23	24
Total current assets	334	251

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,077	5,072
Franchises, net	8,935	8,942
Total investment in cable properties, net	14,012	14,014

OTHER NONCURRENT ASSETS	233	205

Total assets	$14,579	$14,470

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$982	$1,001
Payables to related party	177	181
Total current liabilities	1,159	1,182

LONG-TERM DEBT	12,961	12,311
LOANS PAYABLE – RELATED PARTY	115	123
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	510	545
MINORITY INTEREST	675	663

Member’s deficit	(750)	(245)
Accumulated other comprehensive loss	(105)	(123)

Total member’s deficit	(855)	(368)

Total liabilities and member’s deficit	$14,579	$14,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$1,623	$1,499	$3,187	$2,924

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	698	647	1,380	1,278
Selling, general and administrative	342	317	687	620
Depreciation and amortization	328	334	649	665
Other operating expenses, net	25	1	36	5

	1,393	1,299	2,752	2,568

Income from operations	230	200	435	356

OTHER INCOME AND (EXPENSES):
Interest expense, net	(263)	(256)	(516)	(506)
Change in value of derivatives	36	6	6	5
Other expense, net	(7)	(37)	(14)	(43)

	(234)	(287)	(524)	(544)

Loss before income taxes	(4)	(87)	(89)	(188)

INCOME TAX BENEFIT (EXPENSE)	--	1	(2)	(1)

Net loss	$(4)	$(86)	$(91)	$(189)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91)	$(189)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	649	665
Noncash interest expense	13	12
Change in value of derivatives	(6)	(5)
Deferred income taxes	--	(3)
Other, net	32	44
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(22)	(26)
Prepaid expenses and other assets	1	2
Accounts payable, accrued expenses and other	16	--
Receivables from and payables to related party, including deferred management fees	(14)	1

Net cash flows from operating activities	578	501

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(650)	(579)
Change in accrued expenses related to capital expenditures	(41)	(39)
Other, net	(5)	31

Net cash flows from investing activities	(696)	(587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,765	7,247
Repayments of long-term debt	(1,118)	(6,338)
Repayments to related parties	(12)	--
Payments for debt issuance costs	(39)	(33)
Distributions	(414)	(788)
Other, net	(9)	--

Net cash flows from financing activities	173	88

NET INCREASE IN CASH AND CASH EQUIVALENTS	55	2
CASH AND CASH EQUIVALENTS, beginning of period	7	32

CASH AND CASH EQUIVALENTS, end of period	$62	$34

CASH PAID FOR INTEREST	$497	$506

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62	$2
Short-term investments	2	--
Accounts receivable, less allowance for doubtful accounts of
$19 and $18, respectively	242	220
Prepaid expenses and other current assets	23	24
Total current assets	329	246

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,077	5,072
Franchises, net	8,935	8,942
Total investment in cable properties, net	14,012	14,014

OTHER NONCURRENT ASSETS	217	186

Total assets	$14,558	$14,446

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$910	$929
Payables to related party	178	192
Total current liabilities	1,088	1,121

LONG-TERM DEBT	10,508	9,859
LOANS PAYABLE – RELATED PARTY	342	332
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	510	545
MINORITY INTEREST	675	663

Member’s equity	1,526	2,035
Accumulated other comprehensive loss	(105)	(123)

Total member’s equity	1,421	1,912

Total liabilities and member’s equity	$14,558	$14,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$1,623	$1,499	$3,187	$2,924

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	698	647	1,380	1,278
Selling, general and administrative	342	317	687	620
Depreciation and amortization	328	334	649	665
Other operating expenses, net	25	1	36	5

	1,393	1,299	2,752	2,568

Income from operations	230	200	435	356

OTHER INCOME AND (EXPENSES):
Interest expense, net	(202)	(196)	(395)	(386)
Change in value of derivatives	36	6	6	5
Other expense, net	(7)	(37)	(14)	(43)

	(173)	(227)	(403)	(424)

Income (loss) before income taxes	57	(27)	32	(68)

INCOME TAX BENEFIT (EXPENSE)	--	1	(2)	(1)

Net income (loss)	$57	$(26)	$30	$(69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30	$(69)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	649	665
Noncash interest expense	10	9
Change in value of derivatives	(6)	(5)
Deferred income taxes	--	(3)
Other, net	32	44
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(22)	(26)
Prepaid expenses and other assets	1	2
Accounts payable, accrued expenses and other	16	1
Receivables from and payables to related party, including deferred management fees	(7)	9

Net cash flows from operating activities	703	627

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(650)	(579)
Change in accrued expenses related to capital expenditures	(41)	(39)
Other, net	--	31

Net cash flows from investing activities	(691)	(587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,765	7,247
Repayments of long-term debt	(1,118)	(6,338)
Repayments to related parties	(12)	--
Payments for debt issuance costs	(39)	(33)
Distributions	(539)	(915)
Other, net	(9)	--

Net cash flows from financing activities	48	(39)

NET INCREASE IN CASH AND CASH EQUIVALENTS	60	1
CASH AND CASH EQUIVALENTS, beginning of period	2	28

CASH AND CASH EQUIVALENTS, end of period	$62	$29

CASH PAID FOR INTEREST	$372	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at June 30, 2008 are the equity interests in its subsidiaries, which include CCH II, LLC (“CCH II”) and CCO Holdings, LLC (“CCO Holdings”). Charter Holdings, CCH II, and CCO Holdings are indirect subsidiaries of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. (“Charter”).  Each set of consolidated financial statements include the accounts of Charter Holdings, CCH II, and CCO Holdings, and all of their respective subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Companies."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Companies, through their operating subsidiary, Charter Communications Operating, LLC (“Charter Operating”), operate broadband communications businesses in the United States offering to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™ (“OnDemand”), and digital video recorder (“DVR”) service.  Cable video programming, high-speed Internet, telephone, and advanced broadband services are sold primarily on a subscription basis.  The Companies also sell local advertising on cable networks.

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

2.           Liquidity and Capital Resources

Charter Holdings and CCH II have each incurred net losses for the three and six months ended June 30, 2008 and 2007 and expect to continue to incur net losses for the foreseeable future. For the three and six months ended June 30, 2008, CCO Holdings generated net income, however, there can be no assurance that CCO Holdings will continue to do so.   For the six months ended June 30, 2008 and 2007, Charter Holdings, CCH II, and CCO Holdings each generated cash flows from operating activities.

The Companies have significant amounts of debt.  Charter Holdings’, CCH II’s, and CCO Holdings’ long-term debt as of June 30, 2008 totaled $20.1 billion, $13.0 billion, and $10.5 billion, respectively, consisting of $7.3 billion of credit facility debt, and $12.8 billion, $5.6 billion, and $3.2 billion accreted value of high-yield notes, respectively.  For the remainder of 2008, $36 million of Charter Operating’s credit facility debt matures.  As of June 30, 2008, an additional $165 million of Charter Holdings’ notes and $70 million of Charter Operating’s credit facility debt matures in 2009.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

In 2010 and beyond, significant additional amounts will become due under the Companies’ remaining long-term debt obligations.

The Companies require significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Companies have historically funded these requirements through cash flows from operating activities, borrowings under credit facilities, equity contributions from their respective parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the six months ended June 30, 2008, Charter Holdings, CCH II, and CCO Holdings generated $180 million, $578 million, and $703 million of net cash flows from operating activities, respectively, after paying cash interest of $895 million, $497 million, and $372 million, respectively.  In addition, Charter Holdings, CCH II, and CCO Holdings used $650 million for purchases of property, plant and equipment.  Finally, Charter Holdings, CCH II, and CCO Holdings generated net cash flows from financing activities of $571 million, $173 million, and $48 million, respectively, as a result of financing transactions completed during the six months ended June 30, 2008.  On a consolidated basis, the Companies’ parent companies have a significant level of debt, which totaled approximately $20.5 billion as of June 30, 2008.

The Companies expect that cash on hand, cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will be adequate to fund their and their parent companies’ projected cash needs, including scheduled maturities, through 2009.  The Companies believe that cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund their and their parent companies’ projected cash needs in 2010 (primarily as a result of the CCH II $1.9 billion of senior notes outstanding at July 2, 2008 that mature in September 2010) and thereafter.  The Companies’ projected cash needs and projected sources of liquidity depend upon, among other things, the Companies’ actual results, the timing and amount of capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from its independent accountants.  Although the Companies and their parent companies have been able to refinance or otherwise fund the repayment of debt in the past, they may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when the Companies need to raise additional liquidity.  No assurances can be given that the Companies will not experience liquidity problems if they do not obtain sufficient additional financing on a timely basis as the Companies’ debt becomes due or because of adverse market conditions, increased competition, or other unfavorable events.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under the credit facilities, the Companies would consider requesting that Charter or Charter Holdco issue equity, issuing debt securities, further reducing expenses and capital expenditures, selling assets, or requesting waivers or amendments with respect to the Companies’ credit facilities.

If the above strategies were not successful, the Companies could be forced to restructure their obligations or seek protection under the bankruptcy laws.  In addition, if the Companies find it necessary to engage in a recapitalization or other similar transaction, the Companies’ noteholders might not receive principal and interest payments to which they are contractually entitled.

Credit Facility Availability

The Companies’ ability to operate depends upon, among other things, their continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with the Companies’ indentures and the CCO Holdings credit facility, contain certain restrictive covenants, some of which require the Companies to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Companies’ independent accountants.  As of June 30, 2008, the Companies were in compliance with the covenants under their indentures and credit facilities, and the Companies expect to remain in

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

compliance with those covenants for the next twelve months.  As of June 30, 2008, the Companies’ potential availability under Charter Operating’s revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to Charter Operating’s revolving credit facility is subject to the Companies remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of the Companies’ debt obligations could occur.  An event of default under any of the Companies’ debt instruments could result in the acceleration of their payment obligations under that debt and, under certain circumstances, in cross-defaults under their parent companies’ debt obligations, which could have a material adverse effect on the Companies’ consolidated financial condition and results of operations.

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

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of June 30, 2008, Charter Holdco was owed $115 million in intercompany loans from Charter Operating, which amounts were available to pay interest and principal on Charter's convertible senior notes.   In addition, as long as Charter Holdco continues to hold the $35 million of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended June 30, 2008, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2008 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

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
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended June 30, 2008, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test of 8.75 to 1.0 based on June 30, 2008 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 and borrowed $500 million principal amount of incremental term loans under the Charter Operating credit facilities (see Note 5).  In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% senior notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% senior notes due 2013, which were issued in September 2006.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As of June 30, 2008 and December 31, 2007, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$8,928	$--	$8,928	$8,929	$--	$8,929
Goodwill	68	--	68	67	--	67

	$8,996	$--	$8,996	$8,996	$--	$8,996
Finite-lived intangible assets:
Franchises with finite lives	$15	$8	$7	$23	$10	$13

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  During the six months ended June 30, 2008, the net carrying amount of indefinite-lived franchises was reduced by $2 million related to cable asset sales completed in 2008, and $4 million as a result of the finalization of purchase accounting related to cable asset acquisitions.  Additionally, during the six months ended June 30, 2008, approximately $5 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on management’s assessment when these franchises migrated to state-wide franchising.  Franchise amortization expense for the three and six months ended June 30, 2008 was approximately $0 and $1 million, respectively.  The Companies expect that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2008 and December 31, 2007:

	Charter Holdings
	June 30,	December 31,
	2008	2007

Accounts payable – trade	$81	$116
Accrued capital expenditures	54	95
Accrued expenses:
Interest	405	403
Programming costs	288	273
Compensation	77	75
Franchise related fees	55	66
Other	234	184

	$1,194	$1,212

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

	CCH II
	June 30,	December 31,
	2008	2007

Accounts payable – trade	$81	$116
Accrued capital expenditures	54	95
Accrued expenses:
Interest	193	192
Programming costs	288	273
Compensation	77	75
Franchise related fees	55	66
Other	234	184

	$982	$1,001

	CCO Holdings
	June 30,	December 31,
	2008	2007

Accounts payable – trade	$81	$116
Accrued capital expenditures	54	95
Accrued expenses:
Interest	121	120
Programming costs	288	273
Compensation	77	75
Franchise related fees	55	66
Other	234	184

	$910	$929

5.	Long-Term Debt

Long-term debt consists of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications Operating, LLC:
8.000% senior second lien notes due April 30, 2012	$1,100	$1,100	$1,100	$1,100
8 3/8% senior second lien notes due April 30, 2014	770	770	770	770
10.875% senior second lien notes due September 15, 2014	546	526	--	--
Credit facilities	6,966	6,966	6,844	6,844
CCO Holdings, LLC:
8 3/4% senior notes due November 15, 2013	800	796	800	795
Credit facility	350	350	350	350
Total CCO Holdings	10,532	10,508	9,864	9,859

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCH II, LLC:
10.250% senior notes due September 15, 2010	2,198	2,193	2,198	2,192
10.250% senior notes due October 1, 2013	250	260	250	260
Total CCH II	12,980	12,961	12,312	12,311

CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,077	3,987	4,083
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	217
Charter Holdings:
10.000% senior notes due April 1, 2009	76	76	88	88
10.750% senior notes due October 1, 2009	54	54	63	63
9.625% senior notes due November 15, 2009	35	35	37	37
10.250% senior notes due January 15, 2010	9	9	18	18
11.750% senior discount notes due January 15, 2010	13	13	16	16
11.125% senior notes due January 15, 2011	47	47	47	47
13.500% senior discount notes due January 15, 2011	60	60	60	60
9.920% senior discount notes due April 1, 2011	51	51	51	51
10.000% senior notes due May 15, 2011	69	69	69	69
11.750% senior discount notes due May 15, 2011	54	54	54	54
12.125% senior discount notes due January 15, 2012	75	75	75	75
Total Charter Holdings	$20,044	$20,115	$19,411	$19,506

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due) is equal to the principal amount of notes.

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014, guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  Net proceeds from the senior second-lien notes were used to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities.

The Charter Operating 10.875% senior second-lien notes may be redeemed at the option of Charter Operating on or after varying dates, in each case at a premium, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 10.875% senior second-lien note due 2014 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.  The Charter Operating 10.875% senior second-lien notes may be redeemed at any time on or after March 15, 2012 at specified prices.  In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating 10.875% senior second-lien notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

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

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes and such notes are classified in Loans Payable – Related Party on Charter Holdings' condensed consolidated balance sheets.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.

6.            Loans Payable-Related Party

Charter Holdings

Loans payable-related party as of June 30, 2008 and December 31, 2007 includes an intercompany note issued by Charter Operating and held by Charter Holdco of $115 million and $123 million, respectively.  Loans payable-related party as of June 30, 2008 also includes $35 million of Charter Holdings notes held by Charter Holdco.

CCH II

Loans payable-related party as of June 30, 2008 and December 31, 2007 consists of an intercompany note issued by Charter Operating and held by Charter Holdco of $115 million and $123 million, respectively.

CCO Holdings

Loans payable-related party as of June 30, 2008 and December 31, 2007 consists of intercompany notes issued by Charter Operating and held by Charter Holdco of $115 million and $123 million, respectively, and held by CCH II of $227 million and $209 million, respectively.

These loans are subject to certain limitations and may be repaid with borrowings under the Charter Operating revolving credit facility.

7.           Minority Interest

Minority interest on the Companies’ condensed consolidated balance sheets of $203 million and $199 million for Charter Holdings, and $675 million and $663 million for each of CCH II and CCO Holdings as of June 30, 2008 and December 31, 2007, respectively, represents preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of the Companies.  Charter Investment, Inc. (“CII”) owns 30% of the CC VIII preferred membership interests.  CCH I, the indirect subsidiary of Charter Holdings and the direct parent of CCH II, directly owns the remaining 70% of these preferred interests.  The common membership interests in CC VIII are indirectly owned by Charter Operating.  As a result, minority interest at Charter Holdings represents 30% of the preferred membership interests whereas minority interest at CCH II and CCO Holdings represents 100% of the preferred membership interests.  Minority interest in the accompanying consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 5.6% of CC VIII’s income, net of accretion for Charter Holdings and 18.6% of CC VIII’s income, net of accretion for each of CCH II and CCO Holdings.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

8.	Comprehensive Income (Loss)

The Companies report changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss.  Charter Holdings had comprehensive losses of $77 million and $231 million, for the three months ended June 30, 2008 and 2007, respectively, and $462 million and $538 million, for the six months ended June 30, 2008 and 2007, respectively.  CCH II had comprehensive income of $118 million for the three months ended June 30, 2008.  CCH II had comprehensive losses of $36 million for the three months ended June 30, 2007, and $73 million and $142 million, for the six months ended June 30, 2008 and 2007, respectively.  CCO Holdings had comprehensive income of $179 million and $24 million, for the three months ended June 30, 2008 and 2007, respectively, and $48 million for the six months ended June 30, 2008.  CCO Holdings had comprehensive losses of $22 million for the six months ended June 30, 2007.

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

The Companies’ hedging policy does not permit them to hold or issue derivative instruments for speculative trading purposes.  The Companies do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Companies have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three and six months ended June 30, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended June 30, 2008 and 2007, gains of $122 million and $50 million, respectively, and for the six months ended June 30, 2008 and 2007, gains of $18 million and $48 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to change in value of derivatives in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in the Companies’ consolidated statements of operations.  For the three months ended June 30, 2008 and 2007, change in value of derivatives includes gains of $36 million and $6 million, respectively, and for the six months ended June 30, 2008 and 2007, gains of $6 million and $5 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of June 30, 2008 and December 31, 2007, the Companies had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Companies’ financial assets and financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value As of June 30, 2008
	Level 1	Level 2	Level 3	Total
Short-term investments:
Charter Holdings
Available-for-sale investments	$13	$--	$--	$13
	$13	$--	$--	$13

CCH II
Available-for-sale investments	$7	$--	$--	$7
	$7	$--	$--	$7

CCO Holdings
Available-for-sale investments	$2	$--	$--	$2
	$2	$--	$--	$2

Other long-term liabilities:
Charter Holdings, CCH II, CCO Holdings
Interest rate derivatives	$--	$145	$--	$145
	$--	$145	$--	$145

10.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Loss on sale of assets, net	$2	$--	$4	$3
Special charges, net	23	1	32	2

	$25	$1	$36	$5

Special charges, net for the three and six months ended June 30, 2008 includes severance charges and expected settlement costs associated with the Sjoblom litigation (see Note 14), offset by favorable insurance settlements related to hurricane Katrina claims.  Special charges, net for the three and six months ended June 30, 2007 primarily represent severance charges.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

11.	Other Expense, Net

Other expense, net consists of the following for the three and six months ended June 30, 2008 and 2007:

	Charter Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Loss on extinguishment of debt	$--	$(34)	$--	$(35)
Minority interest	(2)	(1)	(4)	(3)
Loss on investments	(1)	(1)	(1)	(1)
Other, net	--	--	(1)	--

	$(3)	$(36)	$(6)	$(39)

	CCH II and CCO Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Loss on extinguishment of debt	$--	$(31)	$--	$(32)
Minority interest	(6)	(5)	(12)	(10)
Loss on investments	(1)	(1)	(1)	(1)
Other, net	--	--	(1)	--

	$(7)	$(37)	$(14)	$(43)

As part of the refinancing in March 2007, the existing Charter Operating $350 million revolving/term credit facility was terminated, resulting in a loss on extinguishment of debt for the three and six months ended June 30, 2007 of approximately $12 million and $13 million, respectively.  In April 2007, Charter Holdings completed a tender offer resulting in a loss on extinguishment of debt for each of the three and six months ended June 30, 2007 of approximately $3 million and CCO Holdings redeemed $550 million of senior floating rate notes resulting in a loss on extinguishment of debt for each of the three and six months ended June 30, 2007 of approximately $19 million.

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

As of June 30, 2008 and December 31, 2007, the Companies had net deferred income tax liabilities of approximately $226 million.  The deferred tax liabilities relate to certain of the Companies’ indirect subsidiaries that file separate income tax returns.

Income tax expense is recognized through current federal and state income tax expense, as well as, increases to the related deferred tax liabilities of certain of the Companies’ indirect subsidiaries.  During the three month periods ended June 30, 2008 and 2007, the Companies recorded no income tax expense and $1 million of income tax benefit,

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

respectively.  During the six months ended June 30, 2008 and 2007, the Companies recorded $2 million and $1 million of income tax expense, respectively.

Charter and Charter Holdco, the Companies’ indirect parent companies, received notification from the Internal Revenue Service (“IRS”) examining agent that no changes to the 2004 and 2005 tax returns would be required as a result of their examination.  These findings are subject to the IRS Area Director’s approval.

13.           Related Party Transactions

The following sets forth certain transactions in which the Companies and the directors, executive officers, and affiliates of the Companies are involved.  Unless otherwise disclosed, management believes each of the transactions described below was on terms no less favorable to the Companies than could have been obtained from independent third parties.

Digeo, Inc.

Mr. Paul G. Allen, the controlling shareholder of Charter, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in Digeo, Inc. on a fully-converted fully-diluted basis.  Ms. Jo Allen Patton is a director of Charter and a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of Charter and is Executive Vice President of Vulcan Ventures.  Currently, Charter Operating owns 1.8% of Digeo, Inc.’s common stock.

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with Digeo Interactive, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the six months ended June 30, 2008, Charter has not purchased any units from Digeo Interactive, LLC under these agreements.

14.    Contingencies

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

In the ordinary course of business, the Companies and their parent companies may face employment law claims, including claims under the Fair Labor Standards Act and wage and hour laws of the states in which we operate.   On August 15, 2007, a complaint was filed, on behalf of both nationwide and state of Wisconsin classes of certain categories of current and former technicians, against Charter Communications, LLC, a subsidiary of the Companies, and Charter Communications, Inc. in the United States District Court for the Western District of Wisconsin (Sjoblom v. Charter Communications, LLC and Charter Communications, Inc.), alleging that such entities violated the Fair Labor Standards Act and Wisconsin wage and hour laws by failing to pay technicians for certain hours claimed to have

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

been worked.  While the defendants believe they have substantial factual and legal defenses to the claims at issue, in order to avoid the cost and distraction of continuing to litigate the case, the Companies and their parent companies are in active negotiations with the plaintiffs to reach a settlement, which would be subject to the approval of the court.  The Companies have accrued expected settlement costs associated with the Sjoblom case (see Note 10).  If the Companies were subjected, in the normal course of business, to the assertion of other similar claims in other jurisdictions, the Companies could not predict the ultimate outcome of any such proceedings or claims.

The Companies and their parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting their business.  The ultimate outcome of these other legal matters pending against the Companies or their parent companies cannot be predicted.  Although such lawsuits and claims, including the employment law claims discussed above, are not expected individually to be material to the Companies’ consolidated financial condition, results of operations or liquidity, such lawsuits and claims could be, in the aggregate, material to the Companies’ consolidated financial condition, results of operations or liquidity.

15.           Stock Compensation Plans

Charter has stock compensation plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (shares of restricted stock not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, Charter adopted an incentive program to allow for performance cash.  Under the incentive program, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year, subject to meeting performance criteria.  During the three and six months ended June 30, 2008, Charter granted 0.7 million and 10.4 million shares of restricted stock, respectively.  During the six months ended June 30, 2008, Charter granted 11.5 million performance units and $8 million of performance cash under Charter’s 2008 incentive program.

The Companies recorded $8 million and $5 million of stock compensation expense for the three months ended June 30, 2008 and 2007, respectively, and $16 million and $10 million for the six months ended June 30, 2008 and 2007, respectively, which is included in selling, general, and administrative expense.

16.           Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS 133.  SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The Companies will adopt SFAS 161 effective January 1, 2009.  The Companies are currently assessing the impact of SFAS 161 on their financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Companies will adopt FSP FAS 142-3 effective January 1, 2009.  The Companies are currently assessing the impact of FSP FAS 142-3 on their financial statements.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Companies will adopt FSP APB 14-1 effective January 1, 2009.  The Companies are currently assessing the impact of FSP APB 14-1 on their financial statements.

The Companies do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on their accompanying financial statements.

17.           Consolidating Schedules

The CCH II notes and CCH I notes issued in September 2006 and the CIH notes and CCH I notes issued in September 2005, are obligations of CIH, CCH I and CCH II, however, they are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter Holdings.

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

Condensed consolidating financial statements as of June 30, 2008 and December 31, 2007 and for the six months ended June 30, 2008 and 2007 follow.

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Balance Sheet
As of June 30, 2008

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$--	$--	$--	$62	$--	$62
Short-term investments	--	2	4	5	2	--	13
Accounts receivable, net	--	--	--	--	242	--	242
Receivables from related party	19	--	--	1	--	(20)	--
Prepaid expenses and other current assets	--	--	--	--	23	--	23
Total current assets	19	2	4	6	329	(20)	340

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	--	--	--	5,077	--	5,077
Franchises, net	--	--	--	--	8,935	--	8,935
Total investment in cable properties, net	--	--	--	--	14,012	--	14,012

INVESTMENT IN SUBSIDIARIES	--	--	--	1,421	--	(1,421)	--

OTHER NONCURRENT ASSETS	2	17	42	16	217	--	294

Total assets	$21	$19	$46	$1,443	$14,558	$(1,441)	$14,646

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19	$83	$110	$72	$910	$--	$1,194
Payables to related party	--	2	5	--	178	(20)	165
Total current liabilities	19	85	115	72	1,088	(20)	1,359

LONG-TERM DEBT	543	2,534	4,077	2,453	10,508	--	20,115
LOANS PAYABLE (RECEIVABLE) – RELATED PARTY	35	--	--	(227)	342	--	150
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	--	--	--	14	--	14
OTHER LONG-TERM LIABILITIES	--	--	--	--	510	--	510
MINORITY INTEREST	--	--	(472)	--	675	--	203
LOSSES IN EXCESS OF INVESTMENT	7,129	4,529	855	--	--	(12,513)	--
MEMBER’S EQUITY (DEFICIT)	(7,705)	(7,129)	(4,529)	(855)	1,421	11,092	(7,705)

Total liabilities and member’s equity (deficit)	$21	$19	$46	$1,443	$14,558	$(1,441)	$14,646

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
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2008

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$3,187	$--	$3,187

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,380	--	1,380
Selling, general and administrative	--	--	--	--	687	--	687
Depreciation and amortization	--	--	--	--	649	--	649
Other operating expenses, net	--	--	--	--	36	--	36

	--	--	--	--	2,752	--	2,752

Operating income	--	--	--	--	435	--	435

OTHER INCOME AND (EXPENSES):
Interest expense, net	(33)	(148)	(216)	(121)	(395)	--	(913)
Other income (expense), net	--	--	8	--	(8)	--	--
Equity in losses of subsidiaries	(447)	(299)	(91)	30	--	807	--

	(480)	(447)	(299)	(91)	(403)	807	(913)

Income (loss) before income taxes	(480)	(447)	(299)	(91)	32	807	(478)

INCOME TAX EXPENSE	--	--	--	--	(2)	--	(2)

Net income (loss)	$(480)	$(447)	$(299)	$(91)	$30	$807	$(480)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

REVENUES	$--	$--	$--	$--	$2,924	$--	$2,924
	--	--	--	--		--
COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,278	--	1,278
Selling, general and administrative	--	--	--	--	620	--	620
Depreciation and amortization	--	--	--	--	665	--	665
Other operating expenses, net	--	--	--	--	5	--	5

	--	--	--	--	2,568	--	2,568

Income from operations	--	--	--	--	356	--	356

OTHER INCOME AND (EXPENSES):
Interest expense, net	(37)	(147)	(216)	(120)	(386)	--	(906)
Other income (expense), net	(3)	--	7	--	(38)	--	(34)
Equity in losses of subsidiaries	(545)	(398)	(189)	(69)	--	1,201	--

	(585)	(545)	(398)	(189)	(424)	1,201	(940)

Loss before income taxes	(585)	(545)	(398)	(189)	(68)	1,201	(584)

INCOME TAX EXPENSE	--	--	--	--	(1)	--	(1)

Net loss	$(585)	$(545)	$(398)	$(189)	$(69)	$1,201	$(585)

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2008

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480)	$(447)	$(299)	$(91)	$30	$807	$(480)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	649	--	649
Noncash interest expense	1	1	(3)	3	10	--	12
Equity in losses of subsidiaries	447	299	91	(30)	--	(807)	--
Other, net	--	--	(8)	--	26	--	18
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	--	--	--	--	(22)	--	(22)
Prepaid expenses and other assets	--	--	--	--	1	--	1
Accounts payable, accrued expenses and other	--	--	--	--	16	--	16
Receivables from and payables to related party, including deferred management fees	--	--	--	(7)	(7)	--	(14)

Net cash flows from operating activities	(32)	(147)	(219)	(125)	703	--	180

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(650)	--	(650)
Change in accrued expenses related to capital expenditures	--	--	--	--	(41)	--	(41)
Other, net	--	(2)	(4)	(5)	--	--	(11)

Net cash flows from investing activities	--	(2)	(4)	(5)	(691)	--	(702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	1,765	--	1,765
Repayments of long-term debt	--	--	--	--	(1,118)	--	(1,118)
Repayments of related parties	--	--	--	--	(12)	--	(12)
Payments for debt issuance costs	--	--	--	--	(39)	--	(39)
Net contributions (distributions)	32	147	219	125	(539)	--	(16)
Other, net	--	--	--	--	(9)	--	(9)

Net cash flows from financing activities	32	147	219	125	48	--	571

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(2)	(4)	(5)	60	--	49
CASH AND CASH EQUIVALENTS, beginning of period	--	2	4	5	2	--	13

CASH AND CASH EQUIVALENTS, end of period	$--	$--	$--	$--	$62	$--	$62

CHARTER COMMUNICATIONS HOLDINGS, LLC AND SUBSIDIARIES
CCH II, LLC AND SUBSIDIARIES
CCO HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2007

	Charter Holdings	CIH	CCH I	CCH II	All Other Subsidiaries	Eliminations	Charter Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(585)	$(545)	$(398)	$(189)	$(69)	$1,201	$(585)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	665	--	665
Noncash interest expense	1	1	(2)	3	9	--	12
Deferred income taxes	--	--	--	--	(3)		(3)
Equity in losses of subsidiaries	545	398	189	69	--	(1,201)	--
Other, net	2	--	(7)	--	39	--	34
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	(26)	--	(26)
Prepaid expenses and other assets	--	--	--	--	2	--	2
Accounts payable, accrued expenses and other	(5)	11	--	(1)	1	--	6
Receivables from and payables to related party, including deferred management fees	(5)	--	--	(8)	9	--	(4)

Net cash flows from operating activities	(47)	(135)	(218)	(126)	627	--	101

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(579)	--	(579)
Change in accrued expenses related to capital expenditures	--	--	--	--	(39)	--	(39)
Other, net	--	--	--	--	31	--	31

Net cash flows from investing activities	--	--	--	--	(587)	--	(587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	7,247	--	7,247
Repayments of long-term debt	(389)	--	--	--	(6,338)	--	(6,727)
Payments for debt issuance costs	--	--	--	--	(33)	--	(33)
Net contributions (distributions)	436	134	219	127	(915)	--	1

Net cash flows from financing activities	47	134	219	127	(39)	--	488

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(1)	1	1	1	--	2
CASH AND CASH EQUIVALENTS, beginning of period	--	3	3	4	28	--	38

CASH AND CASH EQUIVALENTS, end of period	$--	$2	$4	$5	$29	$--	$40

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications Holdings, LLC ("Charter Holdings") is a holding company whose principal assets at June 30, 2008 are the equity interests in its subsidiaries, which include CCH II, LLC (“CCH II”) and CCO Holdings, LLC (“CCO Holdings”).  Charter Holdings, CCH II, and CCO Holdings are indirect subsidiaries of Charter Communications Holding Company, LLC ("Charter Holdco"), which is a subsidiary of Charter Communications, Inc. (“Charter”).

We operate broadband communications businesses in the United States with approximately 5.6 million customers at June 30, 2008.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (basic and digital, which we refer to as “video” service), high-speed Internet service, and telephone services, as well as, advanced broadband services (such as OnDemand high definition television service, and DVR).  Results for Charter Holdings, CCH II, and CCO Holdings are discussed below.  Because all operating activities take place at our subsidiary, Charter Communications Operating, LLC (“Charter Operating”), and its subsidiaries, results of operations for each of Charter Holdings, CCH II, and CCO Holdings are identical through income from operations.

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of June 30, 2008 and 2007:

	Approximate as of
	June 30,	June 30,
	2008 (a)	2007 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,897,100	5,107,800
Multi-dwelling (bulk) and commercial unit customers (c)	264,900	269,000
Total basic video customers (b)(c)	5,162,000	5,376,800

Digital Video:
Digital video customers (d)	3,056,900	2,866,000

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,787,300	2,583,200
Telephone customers (f)	1,175,500	700,300

After giving effect to sales and acquisitions of cable systems in 2007 and 2008, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,323,800, 2,843,800, 2,577,900, and 701,300, respectively, as of June 30, 2007.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At June 30, 2008 and 2007, "customers" include approximately 34,200 and 31,300 persons whose accounts were over 60 days past due in payment, approximately 5,300 and 3,800 persons whose accounts were over 90 days past due in payment, and approximately 2,600 and 1,500 of which were over 120 days past due in payment, respectively.

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

Overview

For the three months ended June 30, 2008 and 2007, our income from operations was $230 million and $200 million, respectively, and for the six months ended June 30, 2008 and 2007, our income from operations was $435 million and $356 million, respectively.  We had operating margins of 14% and 13% for the three months ended June 30, 2008 and 2007, respectively, and 14% and 12% for the six months ended June 30, 2008 and 2007, respectively.  The increase in income from operations and operating margins for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was principally due to an increase in revenue over cash expenses as a result of increased customers for high-speed Internet, digital video, and telephone, as well as overall rate increases.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Charter Holdings
	Six Months Ended June 30,
	2008		2007

REVENUES	$3,187	100%	$2,924	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	1,380	43%	1,278	44%
Selling, general and administrative	687	22%	620	21%
Depreciation and amortization	649	20%	665	23%
Other operating expenses, net	36	1%	5	--

	2,752	86%	2,568	88%

Income from operations	435	14%	356	12%

OTHER INCOME (EXPENSES):
Interest expense, net	(913)		(906)
Change in value of derivatives	6		5
Other expense, net	(6)		(39)

	(913)		(940)

Loss before income taxes	(478)		(584)

INCOME TAX EXPENSE	(2)		(1)

Net loss	$(480)		$(585)

	CCH II
	Six Months Ended June 30,
	2008		2007

REVENUES	$3,187	100%	$2,924	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	1,380	43%	1,278	44%
Selling, general and administrative	687	22%	620	21%
Depreciation and amortization	649	20%	665	23%
Other operating expenses, net	36	1%	5	--

	2,752	86%	2,568	88%

Income from operations	435	14%	356	12%

OTHER INCOME (EXPENSES):
Interest expense, net	(516)		(506)
Change in value of derivatives	6		5
Other expense, net	(14)		(43)

	(524)		(544)

Loss before income taxes	(89)		(188)

INCOME TAX EXPENSE	(2)		(1)

Net loss	$(91)		$(189)

	CCO Holdings
	Six Months Ended June 30,
	2008		2007

REVENUES	$3,187	100%	$2,924	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	1,380	43%	1,278	44%
Selling, general and administrative	687	22%	620	21%
Depreciation and amortization	649	20%	665	23%
Other operating expenses, net	36	1%	5	--

	2,752	86%	2,568	88%

Income from operations	435	14%	356	12%

OTHER INCOME (EXPENSES):
Interest expense, net	(395)		(386)
Change in value of derivatives	6		5
Other expense, net	(14)		(43)

	(403)		(424)

Income (loss) before income taxes	32		(68)

INCOME TAX EXPENSE	(2)		(1)

Net income (loss)	$30		$(69)

Revenues.  Average monthly revenue per basic video customer increased to $102 for the six months ended June 30, 2008 from $88 for the six months ended June 30, 2007.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales, net of acquisitions, in 2007 reduced the increase in revenues for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 by approximately $18 million.

Revenues by service offering were as follows (dollars in millions):

	Six Months Ended June 30,
	2008		2007		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,732	54%	$1,697	58%	$35	2%
High-speed Internet	667	21%	602	21%	65	11%
Telephone	255	8%	143	5%	112	78%
Commercial	189	6%	164	6%	25	15%
Advertising sales	143	5%	139	4%	4	3%
Other	201	6%	179	6%	22	12%

	$3,187	100%	$2,924	100%	$263	9%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 214,800 customers from June 30, 2007, 53,000 of which was related to asset sales, net of acquisitions, compared to June 30, 2008.  Digital video customers increased by 190,900, reduced by the sale, net of acquisitions, of 22,200 customers.  The increases in video revenues are attributable to the following (dollars in millions):

2008 compared to 2007 Increase / (Decrease)

Incremental video services and rate adjustments	$51
Increase in digital video customers	33
Decrease in basic video customers	(36)
System sales, net of acquisitions	(13)

$35

High-speed Internet customers grew by 204,100 customers, reduced by system sales, net of acquisitions, of 5,300 customers, from June 30, 2007 to June 30, 2008.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

2008 compared to 2007 Increase / (Decrease)

Increase in high-speed Internet customers	$61
Rate adjustments and service upgrades	6
System sales, net of acquisitions	(2)

$65

Revenues from telephone services increased primarily as a result of an increase of 475,200 telephone customers (1,000 of which was related to system acquisitions, net of sales) from June 30, 2007 to June 30, 2008.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increases in commercial high-speed Internet and telephone customers, offset by decreases of $1 million related to asset sales, net of acquisitions, for the six months ended June 30, 2008.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the six months ended June 30, 2008 increased primarily as a result of an increase in political advertising sales offset by decreased revenues from the automotive and furniture sectors and decreases of $2 million related to asset sales, net of acquisitions.  For the six months ended June 30, 2008 and 2007, we received $7 million and $6 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the six months ended June 30, 2008 and 2007, franchise fees represented approximately 47% and 50%, respectively, of total other revenues.  The increase in other revenues was primarily the result of increases in franchise and other regulatory fees, wire maintenance fees, and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

2008 compared to 2007 Increase / (Decrease)

Programming costs	$44
Labor costs	30
Regulatory taxes	14
Maintenance costs	9
Franchise costs	5
Other, net	10
System sales, net of acquisitions	(10)

$102

Programming costs were approximately $819 million and $781 million, representing 59% and 61% of total operating expenses for the six months ended June 30, 2008 and 2007, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by system sales.  Programming costs were impacted by approximately $2 million of favorable programming contract settlements in the six months ended June 30, 2007 that did not recur in 2008.  Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $12 million and $10 million for the six months ended June 30, 2008 and 2007, respectively.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, amounts paid for retransmission consent, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Labor costs increased primarily due to an increased headcount to support improved service levels and telephone deployment.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

2008 compared to 2007 Increase / (Decrease)

Employee costs	$21
Marketing costs	15
Bad debt and collection costs	11
Billing costs	8
Stock compensation costs	6
Other, net	9
System sales, net of acquisitions	(3)

$67

Depreciation and amortization. Depreciation and amortization expense decreased by $16 million for the six months ended June 30, 2008 compared to June 30, 2007 and was primarily the result of certain assets becoming fully depreciated and the impact of changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

Other operating expenses, net.  For the six months ended June 30, 2008 compared to June 30, 2007, the increase in other operating expenses, net was primarily attributable to a $30 million increase in special charges.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net.

Charter Holdings.  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, net interest expense increased by $7 million, which was a result of average debt outstanding increasing from $19.0 billion for the six months ended June 30, 2007 to $20.0 billion for the six months ended June 30, 2008, offset by a decrease in our average borrowing rate from 9.4% for the six months ended June 30, 2007 to 8.9% for the six months ended June 30, 2008.

CCH II.  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, net interest expense increased by $10 million, which was a result of average debt outstanding increasing from $11.6 billion for the six months ended June 30, 2007 to $12.8 billion for the six months ended June 30, 2008, offset by a decrease in our average borrowing rate from 8.2% for the six months ended June 30, 2007 to 7.6% for the six months ended June 30, 2008.

CCO Holdings.  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, net interest expense increased by $9 million, which was a result of average debt outstanding increasing from $9.1 billion for the six months ended June 30, 2007 to $10.4 billion for the six months ended June 30, 2008, offset by a decrease in our average borrowing rate from 7.7% for the six months ended June 30, 2007 to 6.9% for the six months ended June 30, 2008.

Other expense, net (dollars in millions).

Charter Holdings
2008 compared to 2007

Decrease in loss on extinguishment of debt	$35
Increase in minority interest	(1)
Other, net	(1)

$33

CCH II and CCO Holdings
2008 compared to 2007

Decrease in loss on extinguishment of debt	$32
Increase in minority interest	(2)
Other, net	(1)

$29

For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Change in value of derivatives. Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  The gain from the change in value of interest rate swaps increased from $5 million for the six months ended June 30, 2007 to $6 million for the six months ended June 30, 2008.

Income tax expense. Income tax expense was recognized for the six months ended June 30, 2008 and 2007, through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect subsidiaries.

Net income (loss). Net loss at Charter Holdings and CCH II decreased by $105 million, or 18%, and $98 million, or 52%, respectively, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, as a result of the factors described above.  For the six months ended June 30, 2008, CCO Holdings generated net income of $30 million compared to net loss of $69 million for the six months ended June 30, 2007, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

We have significant amounts of debt.  Charter Holdings’, CCH II’s, and CCO Holdings’ long-term debt as of June 30, 2008 totaled $20.1 billion, $13.0 billion, and $10.5 billion, respectively, consisting of $7.3 billion of credit facility debt, and $12.8 billion, $5.6 billion, and $3.2 billion accreted value of high-yield notes, respectively.  For the remainder of 2008, $36 million of Charter Operating’s credit facility debt matures.  As of June 30, 2008, an additional $165 million of Charter Holdings’ notes and $70 million of Charter Operating’s credit facility debt matures in 2009.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the six months ended June 30, 2008, Charter Holdings, CCH II, and CCO Holdings generated $180 million, $578 million, and $703 million of net cash flows from operating activities after paying cash interest of $895 million, $497 million, and $372 million, respectively.  In addition, we used $650 million for purchases of property, plant and equipment.  Finally, Charter Holdings, CCH II, and CCO Holdings generated net cash flows from financing activities of $571 million, $173 million, and $48 million, respectively, as a result of financing transactions completed during the six months ended June 30, 2008.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the Charter Operating credit facilities, our and our parent companies’ access to the debt markets, Charter’s access to the equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.  On a consolidated basis, we and our parent companies have a significant level of debt, which totaled approximately $20.5 billion as of June 30, 2008.

We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our and our parent companies’ projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities and the amounts available under Charter Operating’s credit facilities will not be sufficient to fund our and our parent companies’ projected cash needs in 2010 (primarily as a result of the CCH II $1.9 billion of senior notes outstanding at July 2, 2008 that mature in September 2010) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we and our parent companies have been able to refinance or otherwise fund the repayment of debt in the past, we and our parent companies may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when we need to raise additional liquidity.

Access to Capital

Our significant amount of debt could negatively affect our ability to access additional capital in the future.  Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities.  No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition or other unfavorable events.  If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities, we would consider:

•	requesting that Charter or Charter Holdco issue equity, the proceeds of which could be loaned or contributed to us;
•	issuing debt securities that may have structural or other priority over our existing notes;
•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue and grow operating cash flows;
•	selling assets; or
•	requesting waivers or amendments with respect to our credit facilities, which may not be available on acceptable terms, and cannot be assured.

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws.  In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive the full principal and interest payments to which they are contractually entitled.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests, and provide annual audited financial statements with an unqualified opinion from our independent accountants.  As of June 30, 2008, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months.  As of June 30, 2008, our potential availability under Charter Operating’s revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to Charter Operating’s revolving credit facility is subject to our remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our parent companies’ debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

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

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of June 30, 2008, Charter Holdco was owed $115 million in intercompany loans from Charter Operating, which amounts were available to pay interest and principal on Charter's convertible senior notes.   In addition, as long as Charter Holdco continues to hold the $35 million of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended June 30, 2008, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2008 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended June 30, 2008, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test of 8.75 to 1.0 based on June 30, 2008 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% senior notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% senior notes due 2013, which were issued in September 2006.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents.  Charter Holdings, CCH II, and CCO Holdings each held $62 million in cash and cash equivalents as of June 30, 2008 compared to $13 million, $7 million, and $2 million as of December 31, 2007, respectively.

Operating Activities. Net cash provided by operating activities for Charter Holdings, CCH II, and CCO Holdings was $180 million, $578 million, and $703 million for the six months ended June 30, 2008, respectively, and $101 million, $501 million, and $627 million for the six months ended June 30, 2007, respectively.  The increases in net cash provided by operating activities for Charter Holdings, CCH II, and CCO Holdings were primarily a result of revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities for Charter Holdings, CCH II, and CCO Holdings was $702 million, $696 million, and $691 million for the six months ended June 30, 2008, respectively, and $587 million for the six months ended June 30, 2007.  The increase is primarily due to an increase of $73 million in cash used for the purchase of property, plant, and equipment.

Financing Activities. Net cash provided by financing activities for Charter Holdings, CCH II, and CCO Holdings was $571 million, $173 million, and $48 million, respectively, for the six months ended June 30, 2008.  For the six months ended June 30, 2007, net cash provided by financing activities for Charter Holdings and CCH II was $488 million and $88 million, respectively, and net cash used in financing activities for CCO Holdings was $39 million.  The increase in cash provided during the six months ended June 30, 2008 as compared to the corresponding period in 2007, for Charter Holdings, was primarily the result of an increase in the amount by which borrowings exceeded repayments of long-term debt.  The increase in cash provided during the six months ended June 30, 2008 as compared to the corresponding period in 2007, for CCH II and CCO Holdings was primarily the result of a decrease in distributions.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $650 million and $579 million for the six months ended June 30, 2008 and 2007, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and support capital to meet increased digital, high-speed Internet, and telephone customer growth.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, and borrowings under our credit facilities.  In addition, during the six months ended June 30, 2008 and 2007, our liabilities related to capital expenditures decreased $41 million and $39 million, respectively.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the six months ended June 30, 2008 and 2007 (dollars in millions):

	Six Months Ended June 30,
	2008	2007

Customer premise equipment (a)	$323	$289
Scalable infrastructure (b)	133	100
Line extensions (c)	44	49
Upgrade/Rebuild (d)	29	24
Support capital (e)	121	117

Total capital expenditures	$650	$579

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

As of June 30, 2008 and December 31, 2007, Charter Holdings’, CCH II’s, and CCO Holdings’ accreted value of consolidated long-term debt, weighted average interest rates and percentage of debt effectively fixed, including the effects of our interest rate hedge agreements are as follows (dollars in millions):

	Consolidated Charter Holdings		Consolidated CCH II		Consolidated CCO Holdings
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Consolidated long-term debt - accreted value	$20,115	$19,506	$12,961	$12,311	$10,508	$9,859
Weighted average interest rate - credit facilities	6.3%	6.8%	6.3%	6.8%	6.3%	6.8%
Weighted average interest rate - high-yield notes	10.4%	10.3%	9.4%	9.1%	8.8%	8.2%
Blended weighted average interest rate	8.9%	9.1%	7.7%	7.9%	7.0%	7.3%
Debt effectively fixed	84%	85%	76%	76%	69%	68%

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three and six months ended June 30, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended June 30, 2008 and 2007, gains of $122 million and $50 million, respectively, and for the six months ended June 30, 2008 and 2007, gains of $18 million and $48 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to change in value of derivatives in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in our statements of operations.  For the three months ended June 30, 2008 and 2007, change in value of derivatives included gains of $36 million and $6 million, respectively, and for the six months ended June 30, 2008 and 2007, gains of $6 million and $5 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2008 (dollars in millions):

	2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at June 30, 2008

Charter Holdings Consolidated
Fixed Rate Debt	$--	$165	$2,220	$281	$1,175	$1,050	$7,837	$12,728	$10,446
Average Interest Rate	--	10.18%	10.26%	11.25%	8.26%	9.11%	10.93%	10.41%

CCH II Consolidated
Fixed Rate Debt	$--	$--	$2,198	$--	$1,100	$1,050	$1,316	$5,664	$5,476
Average Interest Rate	--	--	10.25%	--	8.00%	9.11%	9.41%	9.41%

CCO Holdings Consolidated
Fixed Rate Debt	$--	$--	$--	$--	$1,100	$800	$1,316	$3,216	$3,120
Average Interest Rate	--	--	--	--	8.00%	8.75%	9.41%	8.76%

Charter Holdings, CCH II, and CCO Holdings Consolidated
Variable Rate	$36	$70	$70	$70	$70	$70	$6,930	$7,316	$6,461
Average Interest Rate	5.71%	5.80%	6.42%	6.92%	7.05%	7.17%	6.89%	6.87%

Interest Rate Instruments:
Variable to Fixed Swaps	$--	$--	$500	$300	$2,500	$1,000	$--	$4,300	$(145)
Average Pay Rate	--	--	7.02%	7.20%	7.16%	7.15%	--	7.15%
Average Receive Rate	--	--	6.60%	6.77%	7.14%	7.13%	--	7.05%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2008 including applicable bank spread.

At June 30, 2008 and December 31, 2007, we had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

See Note 14 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion concerning our legal proceedings.

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

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  As of June 30, 2008, Charter Holdings, CCH II, and CCO Holdings had total debt of approximately $20.1 billion, $13.0 billion, and $10.5 billion, respectively. Charter Holdings and CCH II had deficiency of earnings to cover fixed charges for the six months ended June 30, 2008 of approximately $474 million and $77 million, respectively.  CCO Holdings ratio of earnings to fixed charges was 1.1 for the six months ended June 30, 2008.  As of June 30, 2008, member’s deficit was approximately $7.7 billion and $855 million at Charter Holdings and CCH II, respectively, and member’s equity was approximately $1.4 billion at CCO Holdings.  On a consolidated basis, we and our parent companies have a significant level of debt, which totaled approximately $20.5 billion as of June 30, 2008.

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

A default by us under our debt obligations could result in the acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on the collateral, which includes equity interests in certain of our subsidiaries, and exercise other rights of secured creditors.  Any default under our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our and our parent companies’ debt, and could force us to seek the protection of the bankruptcy laws.  We and our parent companies may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

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

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the housing sector and overall economy; and
•	the effects of governmental regulation on our business.

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, we believe there is risk that the economic slowdown could result in reduced spending by customers and advertisers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we and our parent companies are unable to access additional liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs.  We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our and our parent companies’ projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund our and our parent companies’ projected cash needs in 2010 (primarily as a result of the CCH II $1.9 billion of senior notes outstanding at July 2, 2008 that mature in September 2010) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we and our parent companies have been able to refinance or otherwise fund the repayment of debt in the past, we and our parent companies may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  An inability to access additional sources of liquidity to fund our and our parent companies’ cash needs in 2010 or thereafter or to refinance or otherwise fund the repayment of the CCH II senior notes could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our and their debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our and our parent companies’ debt instruments.  See “Part I.  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to access funds under the Charter Operating revolving credit facility if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities to fund operations, capital expenditures, and to service our and our parent companies’ debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $1.4 billion as of June 30, 2008, none of which was limited by covenant restrictions.  There can be no assurance that actual availability under our credit facility will not be limited by covenant restrictions in the future.

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

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under senior high yield notes.  As of June 30, 2008, Charter Holdings’, CCH II’s, and CCO Holdings’ total long-term debt was approximately $20.1 billion, $13.0 billion, and

$10.5 billion, respectively, of which approximately $19.6 billion, $10.5 billion, and $9.4 billion was structurally senior to the Charter Holdings, CCH II, and CCO Holdings notes, respectively.

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

                     CHARTER COMMUNICATIONS HOLDINGS, LLC
                     Registrant

                   By: CHARTER COMMUNICATIONS INC., Sole Manager

Dated: August 8, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                    CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION
                    Registrant

Dated: August 8, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                    CCH II, LLC
                    Registrant

Dated: August 8, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                    CCH II CAPITAL CORP.
                    Registrant

Dated: August 8, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                    CCO HOLDINGS, LLC
                    Registrant

Dated: August 8, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

                    CCO HOLDINGS CAPITAL CORP.
                    Registrant

Dated: August 8, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
First Supplemental Indenture dated as of July 2, 2008, among CCH II, LLC, CCH II Capital Corp., Charter Communications Holdings, LLC, and The Bank of New York Mellon Trust Company, N.A., for CCH II 10.25% Senior Notes due 2013 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on July 3, 2008 (File No. 000-27927)).

10.2
Exchange and Registration Rights Agreement dated as of July 2, 2008 for the issuance of CCH II 10.25% Senior Notes due 2013(incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on July 3, 2008 (File No. 000-27927)).

10.3+
Charter Communications, Inc. 2008 Incentive Program dated as of June 30, 2008(incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 5, 2008 (File No. 000-27927)).

10.4+
Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 5, 2008 (File No. 000-27927)).

10.5+
Amendment to Amended and Restated Employment Agreement between Robert A. Quigley and Charter Communications, Inc., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 5, 2008 (File No. 000-27927)).

12.1*	Charter Communications Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges
12.2*	CCH II, LLC’s Computation of Ratio of Earnings to Fixed Charges
12.3*	CCO Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges
31.1*	Certificate of Chief Executive Officer of Charter Communications Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer of Charter Communications Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.3*	Certificate of Chief Executive Officer of CCH II, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.4*	Certificate of Chief Financial Officer of CCH II, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.5*	Certificate of Chief Executive Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.6*	Certificate of Chief Financial Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Charter Communications Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification of Charter Communications Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.3*	Certification of CCH II, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.4*	Certification of CCH II, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.5*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.6*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Document attached
+ Management compensatory plan or arrangement

E-1